Form 10-Q
period 1996-06-30
NVIEW CORP
filed 1996-08-14
CIK 873371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                          Commission File No. 0-19492

                               nVIEW Corporation
             (Exact name of registrant as specified in its charter)

        Virginia                                        54-1413745
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                860 Omni Boulevard, Newport News, Virginia 23606
                    (Address of principal executive office)

      Registrant's telephone number, including area code:  (804) 873-1354

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1996: 4,953,051 shares of common stock without par value.

                       nVIEW CORPORATION AND SUBSIDIARIES
                     Quarterly Report on Form 10-Q for the

                          Quarter Ended June 30, 1996

                               Table of Contents

                                                                                                     Page
PART I         FINANCIAL INFORMATION

        Item 1.     Consolidated Financial Statements

                      Consolidated Balance Sheets June 30, 1996
                      (unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .  3

                      Consolidated Statements of Operations for the Three Months
                      Ended June 30, 1996 and 1995 (unaudited) and the Six
                      Months Ended June 30, 1996 and 1995 (unaudited). . . . . . . . . . . . . . . .   4

                      Consolidated Statement of Shareholders'
                      Equity for the Six Months Ended June 30,
                      1996 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                      Consolidated Statements of Cash Flows for
                      the Six Months Ended June 30, 1996 and
                      1995 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

                      Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .  8

        Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results of Operations. . . . . . . . . . . . . . . .   9

PART II        OTHER INFORMATION

        Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 14


PART 1.     FINANCIAL INFORMATION

     Item 1.     Financial Information

                       nVIEW CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets


                                                                 June 30, 1996         December 31,
                                                                ---------------     -----------------
                                                                  (Unaudited)              1995
                Assets
Current assets:
     Cash and cash equivalents                                     $ 3,543,527          $ 1,404,816
     Receivables, net                                                8,489,387            7,831,395
     Inventories, net                                                7,981,506           10,002,590
     Prepaid expenses                                                  230,686              364,496
     Income taxes receivable                                            99,203              566,000
                                                                ---------------     -----------------

         Total current assets                                       20,344,309           20,169,297

Property and equipment, net                                          1,055,629            1,189,248
Other assets, net                                                      218,357              228,186
                                                                ---------------     -----------------
                                                                   $21,618,295          $21,586,731
                                                                ===============     =================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                              $ 4,035,964          $ 3,000,993
     Accrued warranties                                                235,000              235,000
     Accrued sales returns and allowances                              252,758              287,500
     Accrued expenses                                                  462,373              520,994
                                                                ---------------     -----------------

         Total current liabilities                                   4,986,095            4,044,487

Shareholders' equity:
     Common stock, no par value.
         Authorized  20,000,000 shares;
         4,953,051 shares issued and
         outstanding at June 30, 1996;
         4,904,241 shares issued and
         outstanding at December 31,1995                                     0                    0
     Additional paid-in capital                                     24,664,767           24,496,067
     Accumulated deficit                                            (8,032,567)          (6,953,823)
                                                                ---------------     -----------------
                  Total shareholders' equity                        16,632,200           17,542,244
                                                                ---------------     -----------------
                                                                   $21,618,295          $21,586,731
                                                                ===============     =================


See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                        Three Months Ended                      Six Months Ended
                                                             June 30,                               June 30,
                                              -------------------------------------------------------------------------------
                                                      1996               1995                1996                  1995
                                              -----------------   ----------------   ------------------   -------------------
Sales                                               $7,371,031         $9,612,615          $14,860,469           $18,034,410
Cost of goods sold                                   5,459,873          6,939,369           11,636,946            12,598,995
                                              -----------------   ----------------   ------------------   -------------------
     Gross profit                                    1,911,158          2,673,246            3,223,523             5,435,415

Marketing and promotion                                873,863          1,884,903            2,087,981             3,603,711
Research and development                               384,437          1,189,520            1,027,731             2,368,284
General and administrative                             598,671            638,319            1,146,093             1,153,088
                                              -----------------   ----------------   ------------------   -------------------
     Operating expenses                              1,856,971          3,712,742            4,261,805             7,125,083
                                              -----------------   ----------------   ------------------   -------------------

     Earnings (loss) from operations                    54,187         (1,039,496)          (1,038,282)           (1,689,668)

Other income (expense):
     Interest expense                                  (67,891)            (2,448)             (88,546)               (3,871)
     Interest income                                    31,474             30,575               47,837                91,717
     Miscellaneous                                         117                 22                  247                (1,922)
                                              -----------------   ----------------   ------------------   -------------------
                                                       (36,300)            28,149              (40,462)               85,924
                                              -----------------   ----------------   ------------------   -------------------
     Earnings (loss) before income taxes                17,887         (1,011,347)          (1,078,744)           (1,603,744)

Income tax benefit                                           0           (300,000)                   0              (300,000)
                                              -----------------   ----------------   ------------------   -------------------
     Net earnings (loss)                               $17,887          ($711,347)         ($1,078,744)          ($1,303,744)
                                              =================   ================   ==================   ===================

Weighted average number of
     common and common share
     equivalents outstanding                         4,922,488          4,895,998            4,913,365             4,894,964
                                              =================   ================   ==================   ===================

Earnings (loss) per share                                $0.00             ($0.15)              ($0.22)               ($0.27)
                                              =================   ================   ==================   ===================

See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                                  (Unaudited)

                         Six Months Ended June 30, 1996


                                         Common Stock
                                                                     Additional                                 Total
                                 Number of                            Paid-in            Accumulated        Shareholders'
                                  Shares           Amount             Capital              Deficit              Equity
                              ---------------- ----------------  ------------------- -------------------- -------------------
Balance at
 December 31, 1995               4,904,241               $0          $24,496,067          ($6,953,823)        $17,542,244

Stock options exercised             48,810              ---              168,700                  ---             168,700

Net  loss                              ---              ---                  ---           (1,078,744)         (1,078,744)
                              ---------------- ----------------  ------------------- -------------------- -------------------

Balance at
 June 30, 1996                   4,953,051               $0          $24,664,767          ($8,032,567)        $16,632,200
                              ================ ================  =================== ==================== ===================


See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30
                                                                                        1996                   1995
      Cash flows from operating activities:
         Net loss                                                                   ($1,078,744)           ($1,303,744)

         Adjustments  to  reconcile  net loss to net cash  provided by (used in)
          operating activities:
           Depreciation and amortization                                                383,666                353,647
           Accounts receivable allowance                                                (20,591)                77,000
           Issuance of restricted stock                                                       0                  3,486

           Changes in assets and liabilities increasing (decreasing) cash:
             Receivables                                                               (637,401)            (2,126,359)
             Inventories                                                              2,021,084             (2,990,877)
             Prepaid expenses                                                           133,810                132,886
             Income taxes receivable                                                    466,797               (130,000)
             Accounts payable                                                         1,034,971                832,629
             Accrued expenses                                                           (93,363)              (220,129)
                                                                            --------------------  ---------------------
               Total adjustments                                                      3,288,973             (4,067,717)
                                                                            --------------------  ---------------------

         Net cash provided by (used in) operating activities                          2,210,229             (5,371,461)
                                                                            --------------------  ---------------------

      Cash flows from investing activities:
         Purchase of marketable investment securities                                         0               (195,716)
         Sale of marketable investment securities                                             0                926,368
         Additions to property and equipment                                           (233,850)              (111,420)
         Purchase of patents                                                             (6,368)               (38,913)
         Other Assets                                                                         0                     31
                                                                            --------------------  ---------------------

         Net cash provided by (used in) investing activities                           (240,218)               580,350

      Cash flows from financing activities:
         Proceeds from revolving line of credit                                               0              1,074,000
         Repayments of revolving line of credit                                               0               (530,000)
         Stock options excercised                                                       168,700                 19,270
                                                                            --------------------  ---------------------

         Net cash provided by financing activities                                      168,700                563,270
                                                                            --------------------  ---------------------

                       nVIEW CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                 Six Months Ended
                                                                                      June 30
                                                                                1996                1995
    Net increase (decrease) in cash and cash equivalents                     $2,138,711         ($4,227,841)

    Cash and cash equivalents at beginning of period                          1,404,816           4,571,600
                                                                        ----------------   -----------------

    Cash and cash equivalents at end of period                               $3,543,527            $343,759
                                                                        ================   =================

    Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                  $67,435                $451
                                                                        ================   =================

      Cash paid during the period for income taxes                              $40,326              $9,251
                                                                        ================   =================



See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations, shareholders' equity and cash flows for the six months ended June 30, 1996 and 1995.

2. Subsequent to June 30, 1996, the Company entered into a letter of credit agreement in favor of a supplier. The letter of credit agreement is for $700,000 and reduces the available credit line under the Company's loan and security agreement with a bank. As of August 9, 1996, there was no outstanding balance on the letter of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The net loss for the first six months of 1996 was $1,078,744, or $.22 per share, compared to a net loss of $1,303,744, or $.27 per share for the same period of 1995. For the second quarter of 1996, the net income was $17,887, or $0.00 per share, compared to a net loss of $711,347, or $.15 per share, for the second quarter of 1995.

Sales decreased 18% to $14.9 million for the first six months of 1996 from $18.0 million for the first six months of 1995. For the second quarter of 1996, sales decreased 23% to $7.4 million from $9.6 million for the second quarter of 1995. The decrease in sales for the six months and second quarter of 1996 was primarily related to reduced unit sales and declining sales prices of the Company's LCD panel products. Unit sales of the LCD panel products decreased 36% for the first six months of 1996 and the average sales price decreased 19% from the same period in 1995. The Company believes that the decline in unit sales is the result of several factors. First, there has been a shift in the market for the Company's products from projection panels to self contained projectors. Second, competition has increased dramatically to where supply is outpacing demand, thus impacting the number of units sold and the average sales price per unit. Lastly, the Company is still experiencing limited capacity through its existing distribution channels, primarily the professional audio visual channel. The Company anticipates that these factors may continue and could adversely affect future quarterly sales results.

Unit sales of the Company's self contained projector products increased 71% for the first six months of 1996, while the average sales price per unit decreased 8% from the same period in 1995. The Company introduced three new projectors in 1996, two incorporating Texas Instruments Incorporated Digital Light Processing(TM) technology (DLP(TM)) and the L500, a polysilicon LCD projector. Two of these projectors began production shipments during June and came too late in the quarter to offset the decline in projection panel sales.

Sales were also affected by dealer anticipation of new products and price reductions at the June, 1996 INFOCOMM trade show, with many dealers refusing to purchase product for inventories.

As a percentage of sales, gross profit decreased to 22% for the six months and to 26% for the second quarter ending June 30, 1996 from 30% and 28% for the respective periods of 1995. These decreases in gross profit are primarily the result of reduced pricing on certain products to continue the reduction of the Company's inventory level. During the first quarter of 1996, 54% of the Company's sales were in projection panel products with a gross profit of 9%. For the same period, sales of self contained projectors accounted for 35% of the Company's sales with a gross profit of 22%. The reduction of the margin in the first quarter was the result of the Company reducing prices of selected products to more quickly reduce inventory levels. The Company showed marked improvement in gross profit during the second quarter of 1996 with panel sales being 40% of sales with a gross profit of 18% and projector products totaling 55% of sales with a gross profit of 31%. The improvement is primarily related to newer self-contained projector products becoming a larger portion of the Company's sales.

Operating expenses decreased 40% to $4.3 million (29% of sales) for the first six months of 1996 from $7.1 million (39% of sales) for the comparable period of 1995. For the second quarter of 1996, operating expenses decreased 50% to $1.9 million (25% of sales) from $3.7 million (39% of sales) for the second quarter of 1995. The significant decrease is primarily the result of organizational changes and cost reduction measures implemented by management during the first six months of 1996. The Company anticipates that operating expenses will increase in subsequent quarters, but management will strive to maintain the proper relationship between revenues and operating expenses.

Marketing and promotion expenses for the first six months and the second quarter of 1996 decreased $1.5 million and $1.0 million, respectively, from the comparable periods of 1995. As a percentage of sales, marketing and promotion expenses were 14% and 12% for the six months and the quarter ended June 30, 1996, respectively, and were 20% for both the six months and the quarter ended June 30, 1995. The decrease was, to a large degree, the result of management's efforts to bring marketing and promotion expenses to an appropriate level relative to the sales being generated. To mitigate the potential loss of sales from the decrease in marketing and promotion expenses, the Company has begun to supplement its sales and distribution strategy to market and distribute its projection and direct view display products through distributors and original equipment manufacturers (OEMs). This approach will permit the Company to leverage the brand awareness, sales and marketing costs and distribution channels of the distributors and OEMs.

Research and development expenses decreased $1.3 million and $805 thousand for the first six months and the second quarter of 1996, respectively, over the same periods of 1995. Research and development expenses as a percentage of sales decreased to 7% and 5% for the first six months and the second quarter of 1996, respectively, from 13% and 12% for the same periods of 1995. The decrease in research and development expenses was, once again, part of management's effort to reduce operating expenses. A significant portion of the costs incurred in 1995 related to the development of a new multimedia projector incorporating DLP(TM) technology. Development time and costs were significantly extended in designing a product using this new technology. Further, 1995 costs were higher due to redesign of the Company's nFINITY projector. The Company anticipates that research and development expenses will increase in subsequent quarters, although management intends that its rate of growth will more closely match the growth rate of sales than in previous quarters.

For the first six months and the second quarter of 1996, general and administrative expenses were $7 thousand and $40 thousand less than the first six months and the second quarter of 1995, respectively. General and administrative expenses as a percentage of sales were 8% for both the first six months and the second quarter of 1996 compared to 6% and 7%, respectively, for the same periods a year earlier. Neither the type nor the amount of the Company's general and administrative expenses changed materially during 1996 from comparable periods of 1995.

Other income (expense) decreased $127 thousand and $64 thousand for the six months and second quarter ended June 30, 1996, respectively. The decrease is primarily related to a reduction in interest income earned on lower cash balances, and an increase in interest expense due to performance fees and the amortization of loan origination costs associated with the loan and security agreement with a bank, entered into on February 6, 1996. No amounts had been advanced under the line as of August 9, 1996.

No income tax expense was estimated for the period ended June 30, 1996.

Financial Condition

Total assets increased $32 thousand to $21.6 million at June 30, 1996 from the December 31, 1995 balance. The increase primarily represents a $2.1 million increase in cash, a $658 thousand increase in accounts receivable offset by a $2.0 million reduction in inventory and a reduction of $467 thousand in income taxes receivable. Other assets did not significantly change.

The higher net receivables balance at June 30, 1996 resulted from a larger portion of the second quarter's sales occurring near the end of the quarter and delayed payments by certain customers. Any amounts that management believes to be uncollectible are covered by appropriate allowances at June 30, 1996.

Net inventories decreased to $8.0 million at June 30, 1996 from $10.0 million at December 31, 1995. Net inventories originally increased in 1995 due to additional purchases of components for products in expectation of higher sales than were actually realized for certain products. Since those purchases, the Company has placed and continues to place strong emphasis on reducing inventories. Component order rates have been changed to more closely match existing inventory levels and the amounts required to meet current demand for the Company's products. The Company is continuing to strive to decrease inventory levels by reducing the number of months committed for components and developing sales programs for moving the older inventory. The older inventory continued to decline during the second quarter of 1996, but was replaced with new products and components. This resulted in no change in the inventory balance from March 31, 1996.

The increase in the cash and cash equivalents and marketable investment securities balances was primarily attributable to reduced operating expenses, a $467 thousand refund of federal income taxes paid and cash generated from sales of older inventory. Component and production costs associated with the older inventory were paid in prior periods.

The Company believes that existing cash, cash generated from ongoing operations and a revolving bank line of credit will be adequate to meet the anticipated operating and financing needs of the Company for the foreseeable future. However, there can be no assurances that these sources of funds will be sufficient. As of June 30, 1996, the Company was in compliance with all of the covenants required by the Company's loan and security agreement with a bank.

Working capital at June 30, 1996 was $15.3 million. The Company's current ratio decreased to 4.1 : 1 at June 30, 1996 from 5.0 : 1 at December 31, 1995. The decrease was primarily the result of increased current liabilities for new products and components purchased during the month of June 1996. The Company experienced a positive cash flow of $2.2 million from operating activities for the first six months of 1996, primarily the result of a $2.0 million reduction in net inventories and reduction of income taxes receivable of $467 thousand.

Shareholders' equity decreased to $16.6 million at June 30, 1996 from $17.5 million at December 31, 1995. The decrease was due to the net loss incurred during the first six months of 1996.

Risk Factors

The following discussion of risk factors describes certain aspects of the business environment in which the Company operates. These risk factors, along with other information in this report, should be carefully considered by users of this report.

The markets in which the Company operates are characterized by rapidly changing technology, resulting in short product lives. Actual or anticipated product releases by the Company or its competitors could cause customers to delay purchases until the new products are available and/or to discontinue purchases of existing products altogether. The Company's competitors may introduce products which utilize new technologies to which the Company does not have access. Any of these factors could have a material adverse affect on the Company's business and results of operations. While the Company believes that it can deliver competitive products in a timely manner in this environment, there can be no assurance that it will succeed in doing so.

One of the Company's new projector products uses a subassembly developed and produced by a single source vendor. While the Company believes the subassembly will be available in quantities to produce a sufficient number of projectors to satisfy anticipated demand, there can be no assurance that it will be available. The vendor has widely marketed the subassembly to many manufacturers for inclusion in their products. To date, such manufacturers' interest in the technology has been high. If demand by other larger manufacturers is strong, the vendor may be forced to allocate distribution of the subassemblies, and sales to smaller manufacturers, such as nVIEW could be restricted. As with any new technology, unknown circumstances outside the Company's control, could affect availability of this critical, single-source component. It is the Company's understanding that the vendor does not intend to compete with the Company directly, through the manufacture and sale of similar projection equipment. However, the vendor is selling this subassembly to other manufacturing companies which directly compete with the Company and several of the Company's competitors have announced or demonstrated products utilizing the new technology. While the Company believes its new projector will be successful against the competition, there can be no assurance that it will be competitive in the market.

The Company's other new projector product, the L-500, is manufactured for the Company by a supplier/competitor. Should demand for the projector exceed supply, the supplier/competitor may choose to allocate distribution of the projector and the supply to nVIEW could be limited. Additionally, should the competitor significantly change the pricing structure of the projector in the market, it could have an adverse affect on the Company.

A significant portion of the Company's shipments typically occur in the last month of a quarter due to customers' ordering patterns, the timing of sales promotions, component availability or technical challenges. These factors may cause volatility in quarterly and annual results in future periods.

The Company's focus on quickly reducing inventory levels and moving older inventory is expected to have a positive effect on the net inventories balance and on the balance sheet. However, price reductions of certain of the Company's older products could occur and would result in lower gross margins in the future.

The trading price of the Company's common stock has been and is expected to continue to be subject to immediate and wide fluctuations due to factors both within and outside of the Company's control. These factors include, but are not limited to, the following: fluctuations in operating results or financial position, availability of financing, new product introductions by the Company or its competitors, product reviews by trade publications, estimates or statements made by analysts regarding the Company or the industry and markets in which the Company operates and stock market price fluctuations.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:         August 13, 1996

                                      nVIEW CORPORATION

                                  By: /s/ Angelo Guastaferro
                                      Angelo Guastaferro
                              President, Chief Executive Officer

                                By: /s/ Jerry W. Stubblefield
                                    Jerry W. Stubblefield
                                   Chief Financial Officer
                                   Vice-President, Finance

PART II.       OTHER INFORMATION

        Item 6.       Exhibits and Reports on Form 8-K

               (a)    Exhibits.

                      Exhibit No.   Description

                      10.16         nVIEW Corporation 1996 Employee Stock Option
                                    Plan

                      10.17 nVIEW Corporation 1996 Non-Employee Director Stock Option Plan