Form 10-Q
period 1996-09-30
NVIEW CORP
filed 1996-11-13
CIK 873371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

         For the transition period from _____________ to _____________


                          Commission File No. 0-19492


                               nVIEW Corporation
             (Exact name of registrant as specified in its charter)


           Virginia                                   54-1413745
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


                860 Omni Boulevard, Newport News, Virginia 23606
                    (Address of principal executive office)


      Registrant's telephone number, including area code:  (757) 873-1354


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [ X ] YES[ ] NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996: 4,936,416 shares of common stock without par value.

                       nVIEW CORPORATION AND SUBSIDIARIES
                     Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1996


                               Table of Contents

                                                                        Page

PART I   FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets September 30, 1996
               (unaudited) and December 31, 1995 . . . . . . . . . . . . .3

               Consolidated Statements of Operations for the Three
               Months Ended September 30, 1996 and 1995 (unaudited)
               and the Nine Months Ended
               September 30, 1996 and 1995 (unaudited). . . . . . . . . . 4

               Consolidated Statement of Shareholders'
               Equity for the Nine Months Ended September 30,
               1996 (unaudited). . . . . . . . . . . . . . . . . . . . . .5

               Consolidated Statements of Cash Flows for
               the Nine Months Ended September 30, 1996 and
               1995 (unaudited). . . . . . . . . . . . . . . . . . . . . .6

               Notes to Consolidated Financial Statements. . . . . . . . .8

   Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations. . . . . .9

PART 1.     FINANCIAL INFORMATION

  Item 1.    Financial Information


                       nVIEW CORPORATION AND SUBSIDIARIES

                          Consolidated  Balance Sheets



                                                                 September 30,        December 31,
                                                                     1996                1995
                                                                  (Unaudited)
                    Assets
Current assets:
  Cash and cash equivalents                                         $2,003,245          $1,404,816
  Receivables, net                                                   9,614,418           7,831,395
  Inventories, net                                                  10,832,981          10,002,590
  Prepaid expenses                                                     385,573             364,496
  Income taxes receivable                                               78,723             566,000
                                                                  ------------         -----------
     Total current assets                                           22,914,940          20,169,297

Property and equipment, net                                            873,970           1,189,248
Other assets, net                                                      214,868             228,186
                                                                  ------------         -----------
                                                                   $24,003,778         $21,586,731
                                                                  ============         ===========
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                  $6,345,305          $2,886,896
  Accrued expenses                                                     997,427           1,157,591
                                                                  ------------         -----------
     Total current liabilities                                       7,342,732           4,044,487

Shareholders' equity:
  Common stock, no par value
    Authorized 20,000,000 shares;
    4,936,416 shares issued and
    outstanding at September 30, 1996;
    4,904,241 shares issued and
    outstanding at December 31, 1995                                         0                   0
  Additional paid-in capital                                        24,664,767          24,496,067
  Accumulated deficit                                               (8,003,721)         (6,953,823)
                                                                  ------------         -----------
     Total shareholders' equity                                     16,661,046          17,542,244
                                                                  ------------         -----------
                                                                   $24,003,778         $21,586,731
                                                                  ============         ===========




See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                  Three Months Ended                   Nine Months Ended
                                                   September 30,                         September 30,
                                                        1996               1995               1996               1995
Sales                                                  $8,483,201         $7,113,271        $23,343,670        $25,147,682
Cost of goods sold                                      6,580,394          6,478,870         18,217,339         19,077,865
                                                      -------------       -----------       -----------        ------------
        Gross profit                                    1,902,807            634,401          5,126,331          6,069,817

Marketing and promotion                                   792,886          1,524,331          2,900,501          5,128,041
Research and development                                  467,399          1,096,087          1,475,496          3,464,372
General and administrative                                610,165            601,443          1,756,259          1,754,531
                                                      -------------       -----------       -----------        ------------
        Operating expenses                              1,870,450          3,221,861          6,132,256         10,346,944
                                                      -------------       -----------       -----------        ------------
        Earnings (loss) from operations                    32,357         (2,587,460)        (1,005,925)        (4,277,127)

Other income (expense):
        Interest expense                                  (29,051)           (38,710)          (117,596)           (42,582)
        Interest income                                    31,285             20,377             79,121            112,094
        Miscellaneous                                      (5,745)              (983)            (5,498)            (2,905)
                                                      -------------       -----------       -----------        ------------
                                                           (3,511)           (19,316)           (43,973)            66,607
                                                      -------------       -----------       -----------        ------------
        Earnings (loss) before income taxes                28,846         (2,606,776)        (1,049,898)        (4,210,520)

Income tax expense (benefit)                                    0            214,000                  0            (86,000)
                                                      -------------       -----------       -----------        ------------

        Net earnings (loss)                               $28,846        ($2,820,776)       ($1,049,898)       ($4,124,520)
                                                        ==========         ===========       ============       ============



Average common shares                                   4,936,416          4,901,024          4,921,105          4,897,006
                                                        ==========         ===========       ============       ============
Earnings (loss) per share                                   $0.01             ($0.58)            ($0.21)            ($0.84)
                                                        ==========         ===========       ============       ============







See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                                  (Unaudited)

                      Nine Months Ended September 30, 1996

                                          Common Stock
                                                                      Additional                                     Total
                                   Number of                           Paid-in            Accumulated           Shareholders'
                                    Shares             Amount          Capital              Deficit                 Equity
Balance at
 December 31, 1995                4,904,241              $0          $24,496,067          ($6,953,823)            $17,542,244

Stock options exercised              32,175             ---              168,700                  ---                 168,700

Net  loss                               ---             ---                  ---           (1,049,898)             (1,049,898)
                                 -------------    --------------     -------------       --------------           ------------
Balance at
 September 30, 1996               4,936,416              $0          $24,664,767          ($8,003,721)            $16,661,046
                                 =============    ==============     =============       ===============          ============


See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                   September 30
                                                                                           1996                           1995
   Cash flows from operating activities:
      Net loss                                                                           ($1,049,898)                 ($4,124,520)

      Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
        Depreciation and amortization                                                        590,570                      517,568
        Loss on disposal of fixed assets                                                      19,267                            0
        Issuance of restricted stock                                                               0                        3,486

        Changes in assets and liabilities
          increasing (decreasing) cash:
          Receivables, net                                                                (1,783,023)                  (2,033,767)
          Inventories, net                                                                  (830,380)                     574,008
          Prepaid expenses                                                                   (42,078)                    (234,761)
          Income taxes receivable                                                            508,277                     (450,000)
          Deferred taxes, net                                                                      0                      534,000
          Accounts payable                                                                 3,458,409                     (876,602)
          Accrued expenses                                                                  (160,174)                    (139,873)
                                                                                          -----------                 ------------
            Total adjustments                                                              1,760,868                   (2,105,941)
                                                                                          -----------                 ------------

      Net cash provided by (used in) operating activities                                    710,970                   (6,230,461)
                                                                                          -----------                 ------------

   Cash flows from investing activities:
      Purchase of marketable investment securities                                                 0                     (195,716)
      Sale of marketable investment securities                                                     0                      926,368
      Additions to property and equipment                                                   (272,603)                    (224,600)
      Purchase of patents                                                                     (8,638)                     (42,445)
      Other Assets                                                                                 0                           31
                                                                                          -----------                 ------------

      Net cash provided by (used in) investing activities                                   (281,241)                     463,638

   Cash flows from financing activities:
      Proceeds from revolving line of credit                                                       0                    5,350,000
      Repayments of revolving line of credit                                                       0                   (3,973,000)
      Stock options exercised                                                               168,700                       56,738
                                                                                          -----------                 ------------

      Net cash provided by financing activities                                              168,700                    1,433,738
                                                                                          -----------                 ------------



                       nVIEW CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                       September 30
                                                                                               1996                      1995
Net increase (decrease) in cash and cash equivalents                                        $598,429                ($4,333,085)

Cash and cash equivalents at beginning of period                                           1,404,816                  4,571,600
                                                                                          -----------               ------------

Cash and cash equivalents at end of period                                                $2,003,245                   $238,515
                                                                                          ============                ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $136,949                    $26,277
                                                                                          ============                ==========

  Cash paid during the period for income taxes                                               $40,326                     $9,251
                                                                                          ============                ==========


See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)



1. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and shareholders' equity as of September 30, 1996, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995.

2. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

3. The Company is a party to a letter of credit agreement (the Agreement) in favor of a supplier. The Agreement is for $700 thousand and reduces the available credit line under the Company's loan and security agreement with a bank. As of November 8, 1996, there was no outstanding balance on the letter of credit.

4. Inventories at September 30, 1996, and December 31, 1995, consist of the following:

                                     September 30,      December 31,
                                         1996               1995
            Raw material              $5,713,007         $5,679,842
            Work in process              728,665            598,651
            Finished goods             4,391,309          3,724,097
                                    ------------        -----------
              Inventories, net       $10,832,981        $10,002,590
                                    ============        ===========

5. Certain prior year information has been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein. The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations

The net loss for the first nine months of 1996 was $1.0 million, or $.21 per share, compared to a net loss of $4.1 million, or $.84 per share for the same period of 1995. For the third quarter of 1996, net income was $29 thousand, or $0.01 per share, compared to a net loss of $2.8 million, or $.58 per share, for the third quarter of 1995.

Sales decreased 7% to $23.3 million for the first nine months of 1996 from $25.1 million for the first nine months of 1995. During the third quarter of 1996, sales increased 19% to $8.5 million from $7.1 million for the third quarter of 1995. The decrease in sales during the nine months of 1996 as compared to the same period of 1995, was related to several factors. Unit sales and the average sales price per unit for the Company's LCD panel products continued to decline. Panel sales decreased 50%, while the average price per unit decreased 16% from 1995. Substantiating this trend, the Company noted a dramatic shift in the market away from projection panels to self contained desktop projectors. Sales of the Company's self contained projector products, even though increasing from the same period in 1995, were not sufficient to replace panel product revenue. Competition also increased significantly, with supply out pacing demand, further impacting the number of units sold and the average sales price per unit. Finally, the Company continued to experience limited capacity through certain distribution channels, primarily the professional audio visual channel.

Unit sales of the Company's self contained projector products increased 86% during the first nine months of 1996, and the average sales price per unit increased 8% from the same period in 1995. The Company introduced four new projectors in 1996, three using the patented Digital Light Processing(TM) technology (DLP(TM)) from Texas Instruments Incorporated, as well as a polysilicon LCD projector manufactured for the Company by Matsushita Electronics and sold as the L-500 under the nVIEW brand name. The Company is presently selling two models of the DLP projector, the D-400Z and the D-450Z, along with the L-500 series. The D-400Z and the L-500 are VGA resolution projectors and are experiencing decreasing demand as higher resolution products become available. The Company is presently enjoying increasing demand for the D-450Z series, its SVGA 800x600 projector.

As previously noted, sales for the third quarter of 1996 increased 19% from the same quarter of 1995. The increase was primarily attributable to new products being shipped during the third quarter, a shift in the product mix toward a greater number of desktop projector products and an original equipment manufacturer (OEM) agreement with Polaroid Corporation signed during the third quarter. This is the first quarter that unit sales of desktop projector products, at 53% of the units sold, exceeded unit sales of the Company's LCD panel products. Projector products accounted for approximately 69% of the Company's quarterly sales revenue.

Sales of electro-optic components increased 14% for the nine months ended September 30, 1996 from the comparable period of 1995. Other sales of the Company's products or services did not change significantly in terms of type or amount of sales.

As a percentage of sales, gross profit was 22% for both the nine months and three months ending September 30, 1996, compared to 24% and 9% for the respective periods of 1995. The significant increase in gross profit for the third quarter of 1996 compared to 1995 was primarily a reflection of circumstances that occurred during the third quarter of 1995, including increased expenses connected with the nFINITY projector, additions to the inventory reserve, higher levels of sales occurring in the traditionally lower margin education channel and reduced pricing of selected products to more quickly reduce inventory levels. The Company made a commitment to enter higher volume, lower margin OEM relationships. While this strategy places pressure on gross profit of the Company's products, it also reduces operating expenses as a percentage of sales. Major factors impacting the gross profit during the third quarter of 1996, and likely to continue in the foreseeable future are:

      1. Significant price discounting in the sales channels due to the increased availability of VGA desktop projectors from competitors. SVGA products are now being introduced and will put greater margin pressure on VGA products such as the L-500 and D-400Z series projectors.

      2. A disproportionate percentage of the new D-450Z SVGA projector was sold to the Company's OEM partners at lower margins, leaving a limited quantity of this product available for sale to other customers at higher margins.

      3. The L-500 projector sold by the Company is produced by Matsushita resulting in lower gross profit.

      4. The Company is continuing to sell several older products at significantly reduced margins in order to deplete inventories.

Operating expenses decreased 41% to $6.1 million (26% of sales) for the first nine months of 1996 from $10.3 million (41% of sales) for the comparable period of 1995. For the third quarter of 1996, operating expenses decreased 42% to $1.9 million (22% of sales) from $3.2 million (45% of sales) for the third quarter of 1995. The significant decrease is primarily the result of organizational changes and cost reduction measures implemented by management during the first nine months of 1996. The Company anticipates that operating expenses will increase in subsequent quarters, but management will strive to maintain an appropriate level of operating expenses as a percentage of total sales.

Marketing and promotion expenses for the first nine months and the third quarter of 1996 decreased $2.2 million and $731 thousand, respectively, from the comparable periods of 1995. As a percentage of sales, marketing and promotion expenses were 12% and 9% for the nine months and the quarter ended September 30, 1996, respectively, and were 20% and 21% for the nine months and the quarter ended September 30, 1995. The decrease was, to a large degree, the result of management's efforts to bring marketing and promotion expenses to an appropriate level relative to the sales generated. To mitigate the potential loss of sales from the decrease in marketing and promotion expenses, the Company has begun to supplement its sales and distribution strategy by marketing and distributing its projection and direct view display products through distributors and OEMs. This approach will permit the Company to leverage the brand awareness, sales and marketing costs, and distribution channels of the distributors and OEMs.

Research and development expenses decreased $2.0 million and $629 thousand for the first nine months and the third quarter of 1996, respectively, over the same periods of 1995. Research and development expenses as a percentage of sales decreased to 6% for both the first nine months and the third quarter of 1996, from 14% and 15% for the same periods of 1995. The decrease in research and development expenses was, again, part of management's effort to reduce operating expenses. A significant portion of the costs incurred in 1995 related to the development of the new multimedia projector incorporating DLP(TM) technology. Further, 1995 costs were higher due to redesign of the Company's nFINITY projector. The Company now purchases its LCD VGA projector, (L-500) from another manufacturer. The Company anticipates research and development expenses will increase in subsequent quarters in absolute dollars, but management will again strive to maintain an appropriate level of such expenses as a percentage of sales.

General and administrative expenses were $1.8 million and $610 thousand for the nine months and the third quarter ended September 30, 1996, respectively, almost identical to the comparable periods of 1995. As a percentage of sales, general and administrative expenses were 8% and 7% for the nine months and third quarter ended September 30, 1996, respectively, as compared to 7% and 8% for the comparable periods of 1995. Neither the type nor the amount of the Company's general and administrative expenses changed materially during 1996 from comparable periods of 1995.

Other expenses were $44 thousand for the 9 months ended September 30, 1996, compared to other income of $67 thousand for the same period of 1995. The decrease was primarily related to a reduction in interest income earned on lower cash balances, and an increase in interest expense due to performance fees and the amortization of loan origination costs associated with the loan and security agreement with a bank, entered into on February 6, 1996. No amounts had been advanced under the line as of November 7, 1996. Other expenses were $4 thousand for the quarter ended September 30, 1996, down $15 thousand from the same period of 1995. The decrease in the third quarter was primarily the result of lower interest expense and higher interest income earned on higher cash balances during the quarter.

No income tax expense was estimated for the period ended September 30, 1996.


Financial Condition

Total assets increased $2.4 million to $24.0 million at September 30, 1996 from the December 31, 1995 balance of $21.6 million. The increase primarily represents a $598 thousand increase in cash, a $1.8 million increase in net accounts receivable, an $830 thousand increase in inventories offset by a reduction of $487 thousand in income taxes receivable. Other assets did not significantly change.

The increase in cash and cash equivalents and marketable investment securities was primarily attributable to reduced operating expenses, a $531 thousand refund of income taxes paid, cash generated from sales of older inventories and a more aggressive management position regarding the Company's accounts receivable.

The higher net receivables balance at September 30, 1996 was primarily the result of the higher level of sales for the quarter and a significant portion of those sales occurring during the last month of the quarter.

Net inventories increased to $10.8 million at September 30, 1996 from $10.0 million at December 31, 1995. This increase was to meet the expected demand for the Company's new products. At September 30, 1996, raw materials represented 53%, work-in-process 7% and finished goods 40% of total inventories. The Company has taken steps to reduce production and acquisition of its VGA projector products based on expected future demand.

The Company believes that existing cash, cash generated from ongoing operations and a revolving bank line of credit will be adequate to meet the anticipated operating and financing needs of the Company for the foreseeable future. However, there can be no assurances that these sources of funds will be sufficient. As of September 30, 1996, the Company was in compliance with all of the covenants required by the Company's loan and security agreement with a bank. There were no amounts outstanding on the line at September 30, 1996.

Working capital at September 30, 1996 was $15.6 million. The Company's current ratio decreased to 3.12 : 1 at September 30, 1996 from 5.0 : 1 at December 31, 1995. The decrease was primarily due to an increase in current liabilities during the third quarter of 1996. The increase in current liabilities was a result of purchasing new products and components for expected higher volume of sales, particularly during the month of September 1996. The Company experienced a positive cash flow of $710 thousand from operating activities for the first nine months of 1996, primarily the result of a $2.0 million reduction in net inventories and reduction of income taxes receivable of $487 thousand.

Shareholders' equity decreased to $16.7 million at September 30, 1996 from $17.5 million at December 31, 1995. The decrease was primarily due to the net loss incurred during the first nine months of 1996.


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

One of the Company's projector products uses a subassembly developed and produced by a single source vendor. While the Company believes the subassembly will be available in quantities to produce a sufficient number of projectors to satisfy anticipated demand, there can be no assurance that it will be available. The vendor has widely marketed the subassembly to many manufacturers for inclusion in their products. To date, such manufacturers' interest in the technology has been high. If demand by other larger manufacturers is strong, the vendor may be forced to allocate distribution of the subassemblies, and sales to smaller manufacturers, such as nVIEW could be restricted. As with any new technology, unknown circumstances outside the Company's control, could affect availability of this critical, single-source component. It is the Company's understanding that the vendor does not intend to compete with the Company directly, through the manufacture and sale of similar projection equipment. However, the vendor is selling this subassembly to other manufacturing companies which directly compete with the Company and several of the Company's competitors are selling products utilizing the new technology. While the Company believes its new projector will be successful against the competition, there can be no assurance that it will be competitive in the market.

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

A large percentage of the Company's projector sales are to a single OEM customer. The Company believes this arrangement will continue, however should the customer significantly reduce its ordering patterns, or terminate the agreement, it could have a material adverse affect on the Company's sales and results of operations.

A significant portion of the Company's shipments typically occur in the last month of a quarter due to customers' ordering patterns, the timing of sales promotions, component availability or technical challenges. These factors may cause volatility in quarterly and annual results in future periods.

The Company's focus on quickly reducing inventory levels and moving older inventory is expected to have a positive effect on the net inventories balance. However, price reductions of certain of the Company's older products could occur and would result in lower gross margins in the future.

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

Dated: November 13, 1996



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