Form 10-K405
period 1996-12-31
NVIEW CORP
filed 1997-03-24
CIK 873371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-K
                              ---------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the fiscal year ended DECEMBER 31, 1996 Commission file number 0-19492

                                NVIEW CORPORATION
              (Exact name of registrant as specified in ts charter)
         VIRGINIA                            54-1413745
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

                860 OMNI BOULEVARD, NEWPORT NEWS, VIRGINIA 23606
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (757) 873-1354

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK,WITHOUT PAR VALUE.
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X           No
                                           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price as reported in The Wall Street Journal on February 21, 1997, was $14,763,654. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,005,166 shares of Common Stock on February 21,1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the registrant's fiscal year are incorporated by reference in Part III of this Form 10-K.

                                NVIEW CORPORATION

                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1996


                                TABLE OF CONTENTS


PART I                                                                     Page

Item 1             Business                                                   3
Item 2             Properties                                                 7
Item 3             Legal Proceedings                                          8
Item 4             Submission of Matters to a Vote
                     of Security Holders                                      8

PART II

Item 5             Market for Registrant's Common Equity
                     and Related Stockholder Matters                          8
Item 6             Selected Financial Data                                    9
Item 7             Management's Discussion and
                     Analysis of Financial Condition and
                     Results of Operations                                   11
Item 8             Financial Statements and
                     Supplementary Data                                      18
Item 9             Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                                    18


PART III

Item 10            Directors and Executive Officers
                     of the Registrant                                       18
Item 11            Executive Compensation                                    18
Item 12            Security Ownership of Certain
                     Beneficial Owners and Management                        18
Item 13            Certain Relationships and
                     Related Transactions                                    18

PART IV

Item 14            Exhibits, Financial Statement Schedule,
                     and Reports on Form 8-K                                 18

                                     PART I

Item 1.           Business

         Certain statements in this Form 10-K are forward-looking in nature and involve risks and uncertainties. Investors are cautioned that the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein. The Company makes forward-looking statements relating to anticipated gross margins, backlog, new product introductions, and availability of products manufactured on behalf of the Company. Factors that could cause actual results to differ from those in the forward looking statements include, but are not limited to, the following: (1)concerning gross margins - uncertainties relating to the impact of competitive pricing, competitive products and market acceptance and demand for the Company's new product introductions; (2) concerning backlog, new product introduction and product availability - uncertainties relating to new technologies, availability of components, dependence on third party suppliers, and manufacturing capabilities.

         In addition, the Company makes forward looking statements regarding its ability to fund future operations through cash flow and its loan agreement with a bank. Several factors may cause actual results to differ including, but not limited to, reduced sales due to the above described factors, difficulty collecting its accounts receivable, reduction in the amount available for borrowing under the loan as that amount is based upon a formula applied to eligible receivables and inventory, as defined by the lender, or unwillingness of the lender to permit borrowing under the loan if the Company is unable to fulfill all of the loan covenants. Since origination of the loan, the Company has not been able to satisfy the performance criteria or fulfill the EBITDA over capital expenditures plus principal payments and interest expense ratio.

General

         NVIEW Corporation ("NVIEW" or the "Company"), a Virginia corporation founded in 1987, designs, manufactures and markets projection products incorporating electronic image display technologies, including Digital Light Processing(TM) ("DLP") and flat panel liquid crystal display ("LCD") subsystems to project large, high quality images from a variety of computer and video sources. The Company also designs and produces flat panel displays for use in systems integration applications by other companies.

         The Company's projection products allow audiences to view computer and video images in group settings and to interact with these images in real time. The products are used in business, education, entertainment and other settings, to facilitate group communication. The Company produces self contained projectors which incorporate the light source, optical path and imaging component in one product as well as lightweight, highly portable projection panels for use in conjunction with overhead projectors. Both projectors and projection panels facilitate multimedia presentations for large screen viewing.

Technology

         The Company designs electronic drivers and controls, some of which are manufactured to the Company's specifications by other manufacturers, to drive products using DLP and LCD imaging systems. Through ongoing research and development, the Company actively pursues advancements in DLP and LCD technologies, as well as other emerging technologies, to enhance the performance of existing products and lead to development of new products. During 1996, the Company introduced products based on the DLP subsystem. DLP, developed by Texas Instruments Incorporated, is a reflective imaging technology which electronically controls hundreds of thousands of tiny mirrors on a microchip, and sends color filtered light through an optical path to project bright, clear, enlarged images. The Company introduced VGA and SVGA resolution DLP products and is developing an XGA version.

Products

          The Company's projection products are compatible with most personal and desktop computers on the market. During 1996, for the first time, self contained projectors represented the largest portion of NVIEW's sales, consistent with the industry trend. Approximately 60% of the Company's 1996 sales revenue was derived from the sale of projector products, 29% from projection panel products and 11% from other revenue sources.

         Projector Products:

         nVIEW DIAMOND D400 series - The DiaMonD series of projectors incorporates the DLP subsystem developed by Texas Instruments Incorporated. This reflective imaging technology projects bright, clear images with high contrast ratios, absolute picture uniformity, and full color from the middle to all edges. All projectors in the series include a motorized zoom lens, built-in control panel and an infrared remote allowing full computer mouse control, as well as controls for source selection, brightness, contrast, volume, curtain and power. The projectors accept up to four source connections simultaneously, two computer and two video (video available only on models supporting video images).

o The DiaMonD D460Z (introduced in the first quarter of 1997) supports true SVGA (800x600) resolution and virtual XGA (1024x768) through resizing. The D460Z is the video upgradeable model, and the D465Z displays both video and data.
o The DiaMonD D450Z projects data in 800x600 (SVGA) resolution and is video upgradeable, while the DiaMonD D455Z supports both data and video.
o The DiaMonD D400Z projects data only and is video upgradeable. The D405Z supports both data and video in 640x480 (VGA) resolution.

         nVIEW L-500 series - The L-500 series of multimedia projectors utilizes 1.3" x 3 polysilicon TFT LCD technology.The projectors display up to 16.7 million colors, feature a manual zoom lens and include a built-in control panel as well as an infrared remote, allowing wireless control of source selection, brightness, contrast, volume, curtain and lamp on/off functions. One computer and one video source may be connected simultaneously.

o The L-550 projects data and video at 300 lumens in resolutions of up to 832x624 (SVGA) and displays resized resolutions up to 1024x768 (XGA).
o The L-500 projects both data and video in 640x480 (VGA) resolution, at 350 lumens.

         nFINITY series - The nFINITY series includes the P120 and P125 portable self contained projectors weighing 19 pounds, and incorporating 6.4" active matrix LCDs. The P125 accepts up to four sources simultaneously (two computer, two video), allowing quick source selection between VCRs, laser disc players, and computers. The P120 is a data only model which is video upgradeable.

         Projection Panel Products:

         NVIEW(R) Z series - The Z series is a family of projection panel products, each having separate distinguishing features to meet varied customer needs. Designed to be highly portable, the Z SERIES panels weigh as little as
4.3 pounds. Full color active matrix screens support up to 16.7 million colors. Interactive multimedia presentations are possible using up to four sources. The user maintains total control through an on-board backlit keypad or by a handheld remote, which emulates a right-left mouse click, and controls sound from the built-in high fidelity speaker. The Z series is compatible with both Macintosh(R) and PC computers through a reversible cable, and includes a carrying case.

o The GraphX Z350 workstation projection panel projects 1.4 million colors through a 10.4" LCD with a high resolution capability of up to 1280x1024. Designed to display the fine details associated with complex computer assisted design and graphics presentations, engineering work groups, and technical software training, the Z350 is compatible with Macintosh(R) and PCs as well as Sun SPARCstations(R), and includes a hard shell carrying case.
o The Z250 and Z255 also employ a 10.4" LCD and project images in SVGA resolution, the standard currently supported by most laptop computers. The Z255 displays video and the Z250 is video upgradeable.
o The Z210 and Z215 use a 10.4" LCD, capable of displaying up to 16.7 million colors. The Z215 displays video, and the Z210 is video upgradeable.

         nVIEW VIEWFRAME(R) TFT - The nVIEW VIEWFRAME(R) TFT is a rugged, economical projection panel supporting resolutions of 640x480. It utilizes an 8.4" active matrix LCD panel, and supports full motion video with the optional video upgrade.

         Nonprojection Products

         The Company designs and produces flat screen monitors to use as alternatives to conventional cathode ray tube ("CRT") desktop monitors. These LCD monitors have a significantly smaller foot print than CRTs, are considerably lighter in weight and are compatible with all Macintosh(R) computers, PCs, notebooks and laptop computers. The Company markets these specifically for third party applications, seeking opportunities with higher volume and higher margin. The monitors can be configured as finished products, or as subassemblies for integration into third party solutions, and are available with optional touch screen capability.

         New Products and Products in Development

         The Company has various products in development. The Company can provide no assurance that any of the products in development will be completed or, if completed, will result in a marketable product.

Sales, Marketing and Distribution

         The Company sells its brand name products worldwide, primarily through dealers, distributors, and presentation specialists. nVIEW has developed and supports a worldwide distribution network with the ability to demonstrate and sell the Company's products to a wide range of end users. Additionally, the Company has private label arrangements with other companies to resell the Company's products under other brand names.

         The largest such private label agreement is with Polaroid Corporation, who markets the Company's DLP based projector under the Polaroid label. During 1996, 20% of the Company's sales were to Polaroid Corporation, reflecting business only in the third and fourth quarters of the year. Should this single customer not purchase products as anticipated or switch to a different supplier, the result could have a material adverse affect on the Company's operations.

         International sales are managed and coordinated through a network of international dealers and distributors, who sell the Company's products to audio/visual and computer dealers, as well as to end users. Sales outside North and South America are coordinated by the Company's sales, marketing and service subsidiary, nVIEW International Limited, located near London, in the United Kingdom.

         The Company's sales by geographic region for each of the years ended December 31, 1996, 1995 and 1994 are summarized in Note 11 of the Notes to the Company's Consolidated Financial Statements contained elsewhere in this Report.

Customer Service

         The Company has established a customer service and support department that provides telephone support, technical training and hardware repair to distributors, dealers and end users. All of the Company's products are covered by a one-year warranty for parts and labor (excluding bulbs) from the date of sale to the end-user. Non-warranty work is guaranteed for 90 days. The Company performs most warranty and repair service at its headquarters and at its subsidiary's office near London. In addition, the Company's largest private label customer, Polaroid Corporation, provides customer service support to its own resellers and end users.

Manufacturing and Supply

         The principal components of the Company's products are DLP subsystems, LCDs, case parts, and electronic subassemblies. The Company procures and tests parts manufactured to the Company's specifications and delivers certain electronic components to its subcontractors for subassembly. The Company locates and contracts with high quality, competitive component manufacturers, then performs final assembly and testing in its Newport News, Virginia facility.

         The DLP subassembly is produced only by Texas Instruments Incorporated ("TI"). If the Company could not obtain an adequate supply of this critical single source component from TI, the impact on the Company's financial performance could be material. The Company and TI have an agreement specifying general terms and conditions of their arrangements, and purchase orders are prepared for each DLP purchase. This agreement, however, does not assure nVIEW a continous supply of the DLP subassembly.

         The Company's L-550 series of LCD polysilicon projectors is manufactured for the Company through a single supplier. Should the supplier not be able to provide the Company with L-550 series products, it could materially affect the Company's future results of operations.

         The Company purchases its LCDs from Sharp Corporation ("Sharp"), an LCD manufacturer. NVIEW and Sharp do not have a supply agreement, and transact business under purchase order terms, in US dollars. Should the supply of LCDs from Sharp be interrupted or reduced for an extended period of time, the Company would seek another source of supply, from the numerous alternate manufacturers of LCD panels. Sharp also manufactures and markets LCD projection products in competition with those manufactured by NVIEW.

         The Company normally ships products immediately upon receipt of an order, consistent with product availability, except when a specific delivery date beyond that is agreed upon.

Competition

         NVIEW believes the ability to compete in the projection products market depends on certain key product characteristics including price, image quality, resolution and brightness, feature options, ease of operation and portability.

         The Company faces competition from established competitors and expects significant additional competition as new technologies, applications and products are introduced, and as more competitors enter the market. Most of the Company's competitors have significantly greater financial, technical and marketing resources than NVIEW. Major competitors include but are not limited to, InFocus Systems, Seiko-Epson, Proxima, Sharp, ASK, Davis, Sony, Sanyo, Panasonic and Hitachi.

Research and Development

         The Company recognizes the importance of research and development to its success in the marketplace. Research and development expenses were approximately $1,994,000, $4,704,000 and $2,998,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The higher research and development expenses in 1995 primarily related to the development of the DLP based projector and the nFINITY projector.

Employees

         The Company currently employs approximately 103 employees, with 23 engaged in engineering, 35 in manufacturing, 15 in sales and marketing, 5 in customer service and 25 in finance and administration. The Company's employees are not represented by any collective bargaining organization and NVIEW has never experienced a work stoppage.

Patents, Licenses and Trademarks

         NVIEW protects its intellectual, trade and published property through the use of patents, trademarks, copyrights and other prudent protection means. The Company requires employees, consultants and vendors to execute confidentiality agreements.

         Since its inception, the Company has actively sought patent protection for a number of inventions and processes felt to be important to current and future business goals. The Company currently holds fourteen United States patents and had three United States patent applications pending as of December 31, 1996. Corresponding protection has been sought and normally received in Japan, Taiwan, Korea and the 17 member countries of the European Patent Office.

         While the value of individual patents vary, NVIEW believes that its patent portfolio may play an important role in helping the Company maintain a technological advantage in the data/video projection market; however, the Company believes other factors, such as speed of product development, access to emerging technologies and accurate market research are and will be more important in maintaining its technology and/or competitive position.

Item 2.           Properties

         The Company's United States facility is located in Newport News, Virginia and consists of approximately 69,000 square feet of office, light manufacturing and storage space. This space is leased in accordance with lease agreements expiring in December 1997. Of this space, the Company subleases approximately 25,500 square feet to others under the same terms as the Company's lease. The Company also leases approximately 2,400 square feet in Crawley, West Sussex, in the United Kingdom for its European sales support organization.

         Financial commitments of the Company's leases are summarized in Note 5 of the Notes to the Consolidated Financial Statements contained in this report.

Item 3.           Legal Proceedings

         The Company is not a party to any material legal proceedings. However, the Company may from time to time, in the ordinary course of business, become involved in legal proceedings.


Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation National Market System ("Nasdaq/NM") under the symbol NVUE. The Nasdaq/NM high and low closing sales prices are set forth in the following table. The Nasdaq/NM prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


                     NASDAQ/NM - CLOSING SALES PRICES - PER SHARE


                                 1996                            1995
                             HIGH      LOW                  HIGH       LOW
First Quarter               $4-1/2    $3-1/8               $9-3/4    $6-9/32
Second Quarter              9-7/16     4-1/4                8-3/4          5
Third Quarter                6-5/8     3-7/8              6-11/16      4-7/8
Fourth Quarter               6-3/8     2-7/8                    6      3-3/8


         On February 21, 1997, there were 332 holders of record of the Company's Common Stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

         Since the Company first registered its shares for sale to the public in 1991, it has not paid cash dividends and has retained any available earnings to finance research and development and operations. During February 1996, the Company entered into a loan and security agreement with a bank which prohibits distributions to shareholders. Accordingly, until the loan and security agreement is terminated, the Company will be prohibited from making distributions to shareholders.

Item 6.          Selected Financial Data

     The selected data presented below under the captions "Statements of operations data" and "Balance sheet data" for, and as of the end of, each of the years in the five year period ended December 31, 1996, are derived from the consolidated financial statements of nVIEW Corporation and subsidiaries, which have been audited by KPMG Peat Marwick LLP, independent public accountants. The consolidated financial statements as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, and the auditors' report thereon, are included elsewhere herein.

                                                                   Years ended December 31,
                                        ---------------------------------------------------------------------------
                                             1996             1995           1994         1993            1992
                                        --------------   -------------   -----------  ------------  ---------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Sales                                         $34,525         $32,876       $35,870       $33,555          $27,922
Cost of good sold                              27,469          26,794        23,272        21,728           20,327
                                        --------------   -------------   -----------  ------------  ---------------

   Gross profit                                 7,056           6,082        12,598        11,827            7,595
                                        --------------   -------------   -----------  ------------  ---------------

Operating expenses:
 Marketing and promotion                        3,688           6,841         5,194         7,689            5,997
 Research and development                       1,994           4,704         2,998         2,064            2,028
 General and administrative                     2,072           2,369         2,358         2,234            2,191
 Restructuring charge                               -               -             -           433                -
 Litigation expense                                 -               -           127           353              420
 Insurance reimbursement of
   litigation expense                               -               -          (550)            -                -
 Settlement of litigation, net of
   legal fees                                       -               -             -             -              (26)
                                        --------------   -------------   -----------  ------------  ---------------
 Operating expenses                             7,754          13,914        10,127        12,773           10,610
                                        --------------   -------------   -----------  ------------  ---------------

   Earnings (loss) from operations               (698)         (7,832)        2,471          (946)          (3,015)

Other income (expense):
 Interest expense                                (191)           (113)          (41)          (55)            (133)
 Interest income                                  104             132           344           344              510
 Miscellaneous                                    (20)              1             -            (3)              17
                                        --------------   -------------   -----------  ------------  ---------------
                                                 (107)             20           303           286              394
                                        --------------   -------------   -----------  ------------  ---------------

Earnings (loss) before income taxes              (805)         (7,812)        2,774          (660)          (2,621)
Income tax expense (benefit)                        -             (35)          234             -             (253)
                                        --------------   -------------   -----------  ------------  ---------------

Net earnings (loss)                             ($805)        ($7,777)       $2,540         ($660)         ($2,368)
                                        ==============   =============   ===========  ============  ===============

Earnings (loss) per common share               ($0.16)         ($1.59)        $0.52        ($0.13)          ($0.48)
                                        ==============   =============   ===========  ============  ===============

Number of weighted average shares
used in calculations                            4,942           4,899         4,885         4,946            4,894
                                        ==============   =============   ===========  ============  ===============

                                       9

                                                                          December 31,
                          ------------------------------------------------------------------------------------------------------
                                  1996                  1995                 1994                1993                1992
                          ---------------------   ------------------   ------------------  ------------------  -----------------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital                 $16,309               $16,125              $22,235             $19,785             $22,221
Total assets                     24,182                21,587               32,430              28,095              28,702
Shareholders' equity             17,302                17,542               25,259              22,848              23,702

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Form 10-K are forward-looking in nature and involve risks and uncertainties. Investors are cautioned that the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein. The Company makes forward-looking statements relating to anticipated gross margins, backlog, new product introductions, and availability of products manufactured on behalf of the Company. Factors that could cause actual results to differ from those in the forward looking statements include, but are not limited to, the following:
(1)concerning gross margins - uncertainties relating to the impact of competitive pricing, competitive products and market acceptance and demand for the Company's new product introductions; (2) concerning backlog, new product introduction and product availability - uncertainties relating to new technologies, availability of components, dependence on third party suppliers, and manufacturing capabilities.

In addition, the Company makes forward looking statements regarding its ability to fund future operations through cash flow and its loan agreement with a bank. Several factors may cause actual results to differ including, but not limited to, reduced sales due to the above described factors, difficulty collecting its accounts receivable, reduction in the amount available for borrowing under the loan as that amount is based upon a formula applied to eligible receivables and inventory, as defined by the lender, or unwillingness of the lender to permit borrowing under the loan if the Company is unable to fulfill all of the loan covenants. Since origination of the loan, the Company has not been able to satisfy the performance criteria or fulfill the EBITDA over capital expenditures plus principal payments and interest expense ratio.

Results of Operations

Fiscal Year 1996 Compared with Fiscal Year 1995

SALES increased 5% to $34.5 million in 1996 from $32.9 million in 1995. The majority of the increase was acheived in the fourth quarter of 1996 with sales of $11.2 million, the highest quarterly sales in the Company's history. For the first nine months of 1996, sales were at levels below the comparable period of 1995. The sharp increase in the fourth quarter of 1996 resulted from sales of the SVGA zoom focus model of the DLP projector which was introduced in the third quarter of 1996. Contributing to the SVGA DLP projector sales was an original equipment manufacturer (OEM) agreement with Polaroid Corporation signed during the third quarter of 1996. Also contributing to the SVGA DLP projector sales was increased demand from existing European and Pacific Rim customers, as well as expanded distribution in these countries. Sales outside of the United States
(US), including sales to Polaroid Corporation, were $16.4 million or 48% of 1996 sales compared to $9.5 million or 29% of 1995 sales.

Although favorably accepted in the European and Pacific Rim countries, the SVGA DLP projector has not been received as favorably in the US. US sales were $18.1 million or 52% of 1996 sales compared to $23.4 million or 71% of 1995 sales. The decrease in US sales began early in 1996 and intensified throughout the year, as new competitors entered the projection market and new product introductions increased pricing pressures on the Company's products, particularly VGA resolution products.

The Company has also experienced decreased demand for its LCD panel products, which accounted for 29% of 1996 sales verses 63% of 1995 sales. Management believes sales of LCD panels will continue to decline in absolute dollars and as a percentage of total sales.

Increased sales through US distributors were achieved in 1996, although below management's expectations. The entry into this channel occurred late in 1995. Consistent with the Company's goal of reducing operating expenses and returning to profitability, the Company was unable to commit an appropriate level of resources for marketing and promotion to increase demand in the distribution channel during 1996.

During 1996, management re-defined the products and partners in the Company's nonprojection product lines. This decision resulted in the loss of certain low volume customers. Management intends to focus on products that it believes will ultimately result in higher volume, higher margin opportunities, where the projected return on the research and development investment is appropriate.

GROSS PROFIT as a percentage of sales was 20% and 18% for 1996 and 1995, respectively. Among other things, the 18% profit in 1995 was attributable to a $2.8 million write down of certain inventory to estimated net realizable value. Had this write down not occurred, 1995 gross profit would have been 27%.

In 1996, the Company's gross profit percentage decreased from a high of 26% for the quarter ended June 30, 1996 to a low of 17% for the quarter ended December 31, 1996. Several factors caused this decrease in gross profit in 1996. First, the Company entered into OEM agreements which typically generate lower sales prices than sales of the Company's branded products. Second, increased pricing pressure resulting from the entry of new competitors into the projection market, as well as the number of new competitive products in the market for the Company's branded products, resulted in decreased sales prices. Third, the Company purchases the L-500 projector series from a supplier and markets it under the nVIEW label, resulting in both lower operating costs as well as lower profits. Lastly, the Company continues to sell older, more mature products at reduced prices.

OPERATING EXPENSES decreased 44% to $7.8 million (22% of sales) in 1996 from $13.9 million (42% of sales) in 1995. Overall, 1996 operating expenses decreased significantly due to management's implementation of significant cost reduction measures.

Marketing and promotion expenses decreased 46% to $3.7 million (11% of sales) in 1996 from $6.8 million (21% of sales) in 1995. In 1995, significant marketing and promotion dollars were spent to support the anticipated launch of the DLP projector. In 1996, management's overall plan to improve the Company's performance, which included targeted expense reduction, resulted in decreased marketing and promotion expenses, consisting primarily of outside advertising agency costs, print advertising and other promotional expenditures. The decrease in advertising is consistent with the Company's recent entrance into OEM selling arrangements, which require only limited marketing and promotional support costs.

Research and development expenses decreased 58% to $2.0 million (6% of sales) in 1996 from $4.7 million (14% of sales) in 1995. The decrease is primarily related to the timing of new product development. In 1995, the nFINITY and the Z350 products were designed and introduced, and the nFinity was redesigned later in the year. Additionally, the Company performed substantially all development related to the first projector utilizing DLP subsystems in 1995. In 1996, the D400 series was successfully introduced to market with minimal additional development investment. Furthermore, the Company introduced the L-500 series of projectors in 1996 which are manufactured by a supplier and private labeled by the Company. As a result, minimal research and development dollars were incurred internally.

General and administrative expenses decreased 13% to $2.1 million (6% of sales) in 1996 from $2.4 million (7% of sales) in 1995. The majority of the decrease was caused by management's decision to reduce the outsourcing of certain services as well as a decrease in executive compensation.

OTHER EXPENSE was $107 thousand at December 31, 1996, compared to other income of $20 thousand at December 31, 1995. The net decrease reflects increased interest expense under the Company's borrowing agreement with a bank. The interest expense primarily consisted of non-performance fees and the amortization of loan origination costs. See "Liquidity and Capital Resources" for details regarding this expense.

No INCOME TAX EXPENSE was recorded for the year ended December 31, 1996 compared to a $35 thousand benefit in 1995. On both a pre-tax and after-tax basis, the Company incurred losses of $805 thousand in 1996 and $7.8 million in 1995. As a result, a portion of the losses are available to offset any future taxable income and to reduce the effective tax rates in future periods. The amount of the net operating loss carryforward at December 31, 1996 was approximately $4.1 million.

NET LOSS for 1996 was $.16 per share, based on weighted average shares of 4,941,643, compared with a net loss of $1.59 per share for 1995, based on weighted average shares of 4,898,830. The increase in weighted average shares reflects the exercise of employee stock options in 1996.

Fiscal Year 1995 Compared with Fiscal Year 1994

SALES decreased 8% to $32.9 million in 1995 from $35.9 million in 1994. The decrease in sales was related to several factors. Unit sales of the Company's line of projection panel products decreased 21% during 1995. The average sales price for these products decreased 9%. At the same time, the Company experienced increasing demand and competition for projector products as compared to the Company's projection panel products. In response to the increased demand for projector products, during the first quarter of 1995 the Company shipped the first of a new generation of projector products, the nFINITY series. During the second quarter the Company experienced production and design problems with the nFINITY. The product was redesigned and its performance was much improved in the third quarter. However, the Company experienced a significant loss of sales and market opportunity from March through August 1995. Further, market acceptance of the redesigned and improved product was made more difficult by the earlier problems encountered, and the introduction of new projector products by competitors. In addition, sales were affected by actual nFINITY returns and the recording of reserves for product expected to be returned in the future. The volume of sales was affected negatively by the effects of excess inventory of certain projection panel products which prevented the Company from migrating to newer and less costly LCD panels. Sales were positively affected by sales of nonprojection products. Sales for these products represented 7% and 0% of total sales for 1995 and 1994, respectively.

The Company signed several distribution agreements during 1995 which were expected to expand the sales channels for the Company's products. Sales under these agreements did not have a material impact in 1995, but were expected to play a larger role in the Company's sales and distribution strategy in the future.

GROSS PROFIT as a percentage of sales was 18% and 35% for 1995 and 1994, respectively. The decrease in gross profit was the result of lower sales prices due to increased competition for the Company's products; reduced pricing of selected products to more quickly reduce inventory levels; a $2.8 million write down of certain inventory to estimated net realizable value; increased costs associated with the production and rework of the nFINITY projector; and a higher percentage of sales in the traditionally lower margin education sales channel.

OPERATING EXPENSES increased 37% to $13.9 million (42% of sales) in 1995 from $10.1 million (28% of sales) in 1994. Operating expenses in 1994 were favorably affected by a $550 thousand reimbursement from the Company's directors' and officers' liability insurance carrier for legal expenses paid in the successful defense of a shareholder lawsuit, originally filed in August 1992. The Company incurred litigation expenses of $127 thousand associated with the lawsuit. Had the reimbursement and associated expenses not occurred, operating expenses for 1994 would have been $10.5 million. Accordingly, operating expenses for 1995 would have increased 32%.

Marketing and promotion expenses increased 32% to $6.8 million (21% of sales) in 1995 from $5.2 million (14% of sales) in 1994. The increase in marketing and promotion expenses was the result of more aggressive marketing and sales programs, the hiring of additional sales personnel to serve both the U.S and international markets, the introduction of the initial nFINITY projector and the redesigned nFINITY product and the initial marketing of the DiaMonD D-400. The Company recognized no sales from the D-400 during 1995. Additionally, certain expenses associated with new distribution agreements were incurred which were disproportionate to the additional 1995 sales generated as a result of these agreements.

Research and development expenses increased 57% to $4.7 million (14% of sales) in 1995 from $3.0 million (8% of sales) in 1994. The increased costs were primarily associated with new product development, new technology research, and development related to enhancements of existing products. New products developed and introduced in 1995 included the nFINITY projector during the first quarter and later with a redesigned nFINITY product during the third quarter, and the Z350 during the third quarter. Other new products developed included the Z250 SVGA projection panel and the D-400 projector, both of which had initial shipments at the end of the first quarter of 1996. Prior to the development of the D-400, the Company participated in research of DLP technology under a memorandum of understanding with TI. The Company developed and demonstrated a prototype of a projector utilizing the new technology during the second quarter of 1995. In addition, the Company developed several products and prototypes for LCD applications for electro-optic components and direct view LCD products.

General and administrative expenses were $2.4 million (7% of sales) in both 1995 and 1994. Neither the type nor the amount of the Company's general and administrative expenses materially changed during 1995.

OTHER INCOME decreased 93% for the year ended December 31, 1995 primarily as a result of a reduction in interest earned on lower cash balances and interest expense paid on borrowings from a revolving line of credit with a bank.

INCOME TAX EXPENSE (BENEFIT) changed to a benefit of $35 thousand in 1995 from an income tax expense of $234 thousand in 1994. On a pre-tax basis, the Company incurred a loss of $7.8 million in 1995 compared with earnings of $2.8 million in 1994. As a result of the loss in 1995, the Company will carry back a certain portion of the net operating loss to recapture income taxes paid during 1994. The carryback results in an income tax refund receivable of $566 thousand. Any amounts not used in the carryback will be available to offset future taxable income and will reduce the effective tax rates of future periods. The amount of the net operating loss carryforward at December 31, 1995 is approximately $4.2 million. On an after-tax basis, the Company experienced a net loss of $7.8 million in 1995 and net earnings of $2.5 million in 1994.

NET EARNINGS (LOSS) for 1995 was a loss of $1.59 per share, based on weighted average shares of 4,898,830, compared with net earnings of $.52 per share for 1994, based on weighted average shares of 4,885,043.

Liquidity and Capital Resources

Cash flow from operating activities, including refunds of income taxes previously paid, as well as cash flow from financing activities consisting of the exercise of employee stock options, was sufficient to fund 1996 operations. During the year ended December 31, 1995, the Company funded its operations from existing cash and cash equivalents, draws on its revolving line of credit with a bank, and the sale of a marketable investment security.

At December 31, 1996, the Company had approximately $5.1 million available credit under a $7 million short-term borrowing agreement with a bank expiring on February 6, 1998, of which $700 thousand is assigned to support a stand-by letter of credit in favor of a supplier. Amounts available to the Company to borrow under the agreement are based upon the results of a formula applied to eligible receivables and inventory, as defined by the lender. Accordingly, as the balance of the Company's receivables and inventory changes, the related borrowings available also change. There can be no assurance that the amounts available under this formula will be sufficient to meet the Company's cash requirements in the future.The lending agreement includes covenants which required the Company to maintain certain financial ratios and pay non-performance fees if the Company did not fulfill certain financial performance objectives in 1996. The Company paid non-performance fees totaling $90 thousand in 1996, which are reflected as interest expense in the attached consolidated statement of operations. The Company was in default of one of the financial covenants measured at December 31, 1996. The lender agreed to waive the covenant at December 31, 1996 so that the Company is not in default. Due to the level of cash flow from operations generated in 1996, there was no borrowing under the agreement, however the Company anticipates borrowing during 1997 based on current operating forecasts.

On December 31, 1996, the Company had total working capital of $16.3 million. The current ratio decreased to 3.4 at December 31, 1996 from 5.0 at December 31, 1995. The decrease is primarily due to an increase in current liabilities to fund increased inventories to support the Company's SVGA zoom focus model of the DLP projector and to purchase the L-500 VGA projector from a supplier.

Total assets increased to $24.2 million at December 31, 1996 from $21.6 million at December 31, 1995. This is reflected principally in higher inventory levels and an increase in receivables.

Cash and cash equivalents increased to $1.8 million on December 31, 1996 from $1.4 million on December 31, 1995. The increase is attributable to significantly lower operating expenses in 1996 compared to 1995, $635 thousand of income tax refunds and $565 thousand from the exercise of employee stock options. This increase was partially offset by increased purchases of inventory to meet the expected demand for the Company's new products introduced in 1996.

Net receivables increased by $1.2 million from December 31, 1995 to December 31, 1996, primarily as a result of increased sales in the fourth quarter of 1996.

Inventories increased to $12.0 million at December 31, 1996 from $10.0 million at December 31, 1995. The increase is due to increased purchases of components for the DLP projector products and purchases of the L-500 VGA projector. The increase was partially offset by a reduction in the older inventory held by the Company as a result of significant efforts to sell older products at reduced prices. New competitor product introductions of SVGA projectors, plus price decreases for VGA projector products, is expected to increase the pressure on the Company's gross profit for its L-500, DLP 400 series and nFinity projectors. Management continues to place strong emphasis on reducing inventory balances by implementing more efficient purchasing and production scheduling methods, selling its products through alternative channels and other sales programs.

Total current liabilities increased 70% to $6.9 million at December 31, 1996 from $4.0 million at December 31, 1995. This is the result of the increased inventory purchases discussed above, which were financed entirely through trade credit.

Shareholders' equity decreased to $17.3 million at December 31, 1996 from $17.5 million at December 31, 1995. The decrease was the result of the net loss for the year partially offset by additional paid-in capital from the exercise of employee stock options.

The Company believes that existing cash, cash generated from ongoing operations and the short-term borrowing agreement with a bank will be adequate to meet the anticipated operating, investing, and financing needs of the Company for the foreseeable future. However, there can be no assurances that these sources of funds will be sufficient. The Company had no outstanding material commitments for capital expenditures at December 31, 1996. As of February 21, 1997, the Company had noncancellable purchase order arrangements with suppliers to purchase inventory at a total cost of approximately $4.5 million. The inventory items are scheduled to be received during the remainder of 1997.

Inflation has not had a significant impact on the Company's results of operations.

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted Statement 121 in 1996 and the effect of adoption was not material.

In October 1995, the FASB issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which provides an alternative to APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for stock-based compensation to employees. Management intends to continue accounting for stock based compensation awarded to employees and nonemployees using the intrinsic value method of accounting prescribed by APB Opinion No. 25 and to present the pro forma net income (loss) and income (loss) per share disclosures as if the fair value method defined in Statement No. 123 had been applied.

Risk Factors

The following discussion of risk factors describes certain aspects of the business environment in which the Company operates. These risk factors, along with other information in this report, should be carefully considered by users of this report.

The markets in which the Company operates are characterized by rapidly changing technology, resulting in short product lives. Actual or anticipated product releases by the Company or its competitors could cause customers to delay purchases until the new products are available and/or to discontinue purchases of existing products altogether. The Company's competitors may introduce products which utilize new technologies to which the Company does not have access. Any of these factors could have a material affect on the Company's business and results of operations. While the Company believes that it can deliver competitive products in a timely manner in this environment, there can be no assurance that it will succeed in doing so.

One of the Company's projector products, the D400 projector series, uses a subassembly developed and produced only by TI. While the subassembly has been available in sufficient quantities to meet demand, and the Company believes this availability will continue, there can be no assurance that it will be available. As with any developing technology, unknown circumstances outside the Company's control could affect availability of this critical, single-source component. While TI does not compete directly with the Company through manufacture and sale of similar projection equipment, it does sell this subassembly to other manufacturing companies that directly compete with the Company. Should TI cease production or delivery of this component, the result could have a material adverse affect on the Company's sales.

While the Company's DLP based projector has been successful in the marketplace, there can be no assurance that it will continue to be successful, as increasing numbers of competitors introduce new products and technologies and price competition intensifies.

A significant portion of the Company's shipments typically occur in the last month of a quarter due to customers' ordering patterns, the timing of sales promotions, component availability or technical challenges. These factors may cause volatility in quarterly and annual results in future periods.

Revenue from the sale of products is recognized at the time of shipment to the customer. The Company maintains a reserve for sales returns and allowances (the "reserve") based upon historical rates of returns. While the Company believes its estimated reserve for sales returns and allowances is adequate, future returns could be greater than the reserve and may materially affect future results of operations.

During 1996, the Company's focus on quickly reducing inventory levels and moving older inventory significantly reduced the amount of older inventory held by the Company, although price reductions of certain of the Company's older products resulted in lower gross margins. This trend could continue as older inventory continues to be liquidated and as the current products become less attractive in the market place due to new products introduced by the Company or its competitors.

To date the Company has not been able to meet all of the covenants in its loan and security agreement with a bank, and the lender has been willing to waive the defaults. However, there can be no assurance that the Company will meet the covenants in the future, nor that the lender will continue to waive the defaults.

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

Item 8.           Financial Statements and Supplementary Data

         Refer to the index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 for the required information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

Item 11.          Executive Compensation

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Item 13.          Certain Relationships and Related Transactions

         In accordance with General Instruction G(3), the information called for in Part III is incorporated by reference from the Company's Proxy Statement to be filed no later than 120 days after the end of the Company's fiscal year for the nVIEW Corporation Annual Meeting of Shareholders.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedule, and
                  Reports on Form 8-K

         (a)      The following documents are filed as part of this Report:

                  1.       Consolidated Financial Statements.
                           See index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 of this Report.

                  2.       Consolidated Financial Statement Schedule.
                           See index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 of this Report.

                                3. EXHIBIT INDEX




EXHIBIT
  NO.                                       DESCRIPTION

 3.1       Articles of Incorporation of nVIEW Corporation, as amended.        *
           (Incorporated by reference to the Registrant's Registration Statement on Form S-18, Commission File No. 33-39471, previously filed with the Commission on March 15, 1991.)

 3.2       Bylaws of nVIEW Corporation. (Incorporated by reference to the     *
           Registrant's Registration Statement on Form S-18, Commission
           File No. 33-39471, previously filed with the Commission on March 15, 1991.)

 3.2.1     Amendment to Bylaws of nVIEW Corporation.  (Incorporated by        *
           reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 4.        Form of the nVIEW Corporation Common Stock Certificate.            *
           (Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-18, Commission
           File No. 33-39471, previously filed with the Commission on April
           17, 1991.)

10.1       Incentive Stock Option Plan of nVIEW Corporation, dated April      *
           15, 1991. (Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-18,
           Commission File No. 33-39471, previously filed with the Commission on April 17, 1991.)

10.2       Amended and Restated Incentive Stock Option Plan of nVIEW          *
           Corporation, dated April 15, 1991. (Incorporated by reference to the Registrant's Registration Statement on Form S-1,
           Commission File No. 33-44442, previously filed with the Commission on December 17, 1991.)

10.3       Form of Confidentiality Agreement in effect for 1995 executed      *
           by employees of nVIEW Corporation. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

10.4       Lease Agreement, as amended, between Alfred J. Cenname,            *
           as lessor and nVIEW Corporation, as lessee. (Incorporated by reference to the Registrant's Registration Statement on Form
           S-18, Commission File No. 33-39471, previously filed with the Commission on April 17, 1991.)

EXHIBIT
  NO.                                       DESCRIPTION

 10.5      nVIEW Corporation 1992 Stock Option Plan.  (Incorporated by        *
           reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 0-19492, previously filed with the Commission.)

 10.6      1994 Long-Term Incentive Plan. (Incorporated by reference to       *
           the Registrant's Form 10-Q for the quarter ended June 30, 1994, Commission File No. 0-19492, previously filed with the Commission.)

 10.7      Loan and Security Agreement, dated February 6,1996, by and         *
           between nVIEW Corporation and Signet Bank. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.8      Nonqualified Option Agreement, nVIEW Corporation 1994              *
           Incentive Stock Plan - Angelo Guastaferro. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.9      Form of nVIEW Corporation Incentive Stock Option Agreement -       *
           Robert Hoke (Incorporated by reference to the Registrant's Form
           10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.10     Form of nVIEW Corporation Incentive Stock Option Agreement -       *
           Robert Hoke (Incorporated by reference to the Registrant's Form
           10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.11     nVIEW Corporation Incentive Stock Option Agreement - Wayne         *
           Bailey, dated May 10, 1995. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.12     nVIEW Corporation Incentive Stock Option Agreement - Jerry         *
           Stubblefield, dated May 10, 1995. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended
           December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.13     nVIEW Corporation 1996 Employee Stock Option Plan (Incorporated    *
           by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1996, Commission File No. 0- 19492, previously filed with the Commission.)

EXHIBIT
  NO.                           DESCRIPTION

10.14      nVIEW Corporation 1996 Non-Employee Director Stock Option          *
           Plan. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1996, Commission File No.
           0-19492, previously filed with the Commission.)

10.15      nVIEW Corporation Incentive Stock Option Agreement - Angelo       **
           Guastaferro, dated May 10, 1996

10.16      nVIEW Corporation Incentive Stock Option Agreement - Jerry        **
           W. Stubblefield, dated May 10, 1996

10.17      nVIEW Corporation Incentive Stock Option Agreement - John         **
           F. Malone, dated November 4, 1996

10.18      Form of nVIEW Corporation Non-employee Director Stock             **
           Option Agreement

21.        Subsidiaries of NVIEW Corporation.                                **

23.        Consent of Independent Auditors.                                  **

24.        Power of Attorney (appears on Page 23 herein).                    **

----------------------------------------------------------------------
* Not filed herewith. In accordance with Rule 12(b)-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference.

**       Filed herewith.

         (b) The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NVIEW CORPORATION

                                        By: /s/ Angelo Guastaferro
                                            ----------------------------
                                            Angelo Guastaferro
                                   President and Chief Executive Officer
                                               Date: 3/20/97


                                       By: /s/ Jerry W. Stubblefield
                                           -----------------------------
                                           Jerry W. Stubblefield
                                          Chief Financial Officer
                                               Date: 3/20/97

Power of Attorney

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Angelo Guastaferro and Jerry W. Stubblefield, and each of them individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent of his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Angelo Guastaferro                 Director, Chairman                3/20/97
--------------------------------       President and
Angelo Guastaferro                     Chief Executive Officer



/s/ Jerry W. Stubblefield              Chief Financial Officer           3/20/97
--------------------------------       (& Principal Accounting Officer)
Jerry W. Stubblefield


/s/ Stephen C. Adams                   Director                          3/20/97
--------------------------------
Stephen C. Adams


/s/ Edgar M. Cortright                 Director                          3/20/97
--------------------------------
Edgar M. Cortright


/s/ James H. Vogeley                   Director                          3/20/97
--------------------------------
James H. Vogeley


/s/ Joseph Morone                      Director                          3/20/97
--------------------------------
Joseph Morone


/s/ Grant T. Hollett, Jr.              Director                          3/20/97
--------------------------------
Grant T. Hollett, Jr.

                   Index to nVIEW Corporation and Subsidiaries
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



Independent Auditors' Report                                               F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995               F-3

Consolidated Statements of Operations for the years ended                  F-4
     December 31, 1996, 1995 and 1994

Consolidated Statements of Shareholders' Equity for the years ended        F-5
     December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended                  F-6
     December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                                 F-8

Consolidated Financial Statement Schedule of nVIEW Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1996

     Schedule II - Valuation and Qualifying Accounts                      F-19


All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Shareholders
nVIEW Corporation:

We have audited the consolidated financial statements of nVIEW Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nVIEW Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                /s/ KPMG Peat Marwick LLP

Norfolk, Virginia
February 4, 1997
                       nVIEW Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


ASSETS                                              1996               1995
                                               -------------       -------------
Current assets:
     Cash and cash equivalents                   $1,802,596          $1,404,816
     Receivables, net (note 2)                    9,057,646           7,831,395
     Inventories (note 3)                        11,997,760          10,002,590
     Prepaid expenses                               331,306             364,496
     Income taxes receivable (note 8)                     -             566,000
                                               -------------       -------------

          Total current assets                   23,189,308          20,169,297
                                               -------------       -------------

Property and equipment, net (note 4)                801,641           1,189,248
Other assets, net                                   191,388             228,186
                                               -------------       -------------


                                                $24,182,337         $21,586,731
                                               =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                            $5,890,860          $2,886,896
     Accrued warranties                             197,611             235,000
     Accrued sales returns and allowances           203,013             287,500
     Accrued expenses                               588,981             635,091
                                               -------------       -------------

          Total current liabilities               6,880,465           4,044,487
                                               -------------       -------------

Shareholders' equity (note 7):
     Common stock, no par value. Authorized
       20,000,000 shares; 5,005,166
       issued and outstanding at
       December 31, 1996; 4,904,241
       shares at December 31, 1995                        -                   -
     Additional paid-in capital                  25,060,978          24,496,067
     Accumulated deficit                         (7,759,106)         (6,953,823)
                                               -------------       -------------

          Total shareholders' equity             17,301,872          17,542,244
                                               -------------       -------------

Commitments (notes 3, 5 and 6)
                                               -------------       -------------
                                                $24,182,337         $21,586,731
                                               =============       =============

See accompanying notes to consolidated financial statements.

                       nVIEW Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1996, 1995 and 1994



                                                                1996                  1995                  1994
                                                           -------------         -------------         ------------
Sales (note 11)                                             $34,524,562          $32,875,800           $35,869,516
Cost of goods sold                                           27,468,563           26,793,828            23,272,057
                                                           -------------         -------------         ------------

          Gross profit                                        7,055,999            6,081,972            12,597,459
                                                           -------------         -------------         ------------

Operating expenses:
   Marketing and promotion                                    3,687,925            6,841,191             5,194,104
   Research and development                                   1,993,508            4,704,348             2,997,714
   General and administrative                                 2,072,386            2,368,790             2,357,743
   Litigation expense                                                 -                    -               127,207
   Insurance reimbursement of litigation
      expense                                                         -                    -              (550,000)
                                                           -------------         ------------          ------------

          Operating expenses                                  7,753,819           13,914,329            10,126,768
                                                           -------------         ------------          ------------

          Earnings (loss) from operations                      (697,820)          (7,832,357)            2,470,691
                                                           -------------         ------------          ------------

Other income (expense):
   Interest expense                                            (190,954)            (113,480)              (40,587)
   Interest income                                              103,934              132,627               343,627
   Miscellaneous                                                (20,443)               1,200                   396
                                                           -------------         ------------          ------------
                                                               (107,463)              20,347               303,436
                                                           -------------         ------------          ------------

          Earnings (loss) before income taxes                  (805,283)          (7,812,010)            2,774,127

Income tax expense (benefit) (note 8)                                 -              (34,765)              234,000
                                                           -------------         ------------          ------------

          Net earnings (loss)                                 ($805,283)         ($7,777,245)           $2,540,127
                                                           =============         ============          ============

Earnings (loss) per common share                                 ($0.16)              ($1.59)                $0.52
                                                           =============         ============          ============

Weighted average number of common
   and common share equivalents outstanding                   4,941,643            4,898,830             4,885,043
                                                           =============         ============          ============

See accompanying notes to consolidated financial statements.

                       nVIEW Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 and 1994



                                                            Common Stock
                                                       ---------------------                   Retained
                                                                              Additional       Earnings          Total
                                                       Number of                Paid-In      (Accumulated     Shareholders'
                                                         Shares      Amount     Capital        Deficit)          Equity
                                                       ------------ -------  -------------  --------------    -------------
Balance at December 31, 1993                            4,874,936        -    $24,565,079    ($1,716,705)     $22,848,374

Issuance of restricted stock (note 7)                         900        -          5,071              -            5,071

Stock options exercised (note 7)                           82,525        -        131,943              -          131,943

Stock reacquired (note 7)                                 (66,000)       -       (266,250)             -         (266,250)

Net earnings                                                    -        -              -      2,540,127        2,540,127
                                                       -----------  -------  -------------  -------------    -------------

Balance at December 31, 1994                            4,892,361        -     24,435,843        823,422       25,259,265

Issuance of restricted stock (note 7)                         480        -          3,486              -            3,486

Stock options exercised (note 7)                           11,400        -         56,738              -           56,738

Net loss                                                        -        -              -     (7,777,245)      (7,777,245)
                                                       -----------  -------  -------------  -------------    -------------

Balance at December 31, 1995                            4,904,241        -     24,496,067     (6,953,823)      17,542,244

Stock options exercised (note 7)                          100,925                 564,911              -          564,911

Net loss                                                        -        -              -       (805,283)        (805,283)
                                                       -----------  -------  -------------  -------------    -------------

Balance at December 31, 1996                            5,005,166        -    $25,060,978    ($7,759,106)     $17,301,872
                                                       ===========  =======  =============  =============    =============

See accompanying notes to consolidated financial statements.

                       nVIEW Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994


                                                                         1996             1995             1994
                                                                     ------------     -------------    -------------
Cash flows from operating activities:
   Net earnings (loss)                                                 ($805,283)      ($7,777,245)      $2,540,127
                                                                     ------------     -------------    -------------
   Adjustments to reconcile net earnings
     (loss) to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                    790,295           690,189          575,824
        Sale of marketable investment security                                 -                 -        2,028,000
        Other adjustments                                                 36,044             4,686             (719)

        Change in assets and liabilities
          increasing (decreasing) cash:
            Receivables, net                                          (1,226,251)         (776,968)        (667,578)
            Inventories                                               (1,995,170)        5,903,675       (8,601,728)
            Prepaid expenses                                              12,190            74,285            4,268
            Income taxes receivable                                      587,000          (396,000)        (170,000)
            Deferred taxes, net                                                -           534,000         (534,000)
            Accounts payable                                           3,003,963        (3,002,482)       1,442,614
            Accrued warranties                                           (37,389)                -           60,000
            Accrued sales returns and allowances                         (84,487)           37,500          250,000
            Accrued expenses                                             (46,110)         (161,658)         172,176
                                                                     ------------     -------------    -------------

              Total adjustments                                        1,040,085         2,907,227       (5,441,143)
                                                                     ------------     -------------    -------------

              Net cash provided by (used in)
                operating activities                                     234,802        (4,870,018)      (2,901,016)
                                                                     ------------     -------------    -------------

Cash flows from investing activities:
     Purchase of marketable investment securities                              -          (195,715)        (730,651)
     Sale of marketable investment securities                                  -         2,390,593                -
     Additions to property and equipment                                (393,154)         (499,839)        (492,679)
     Purchase of patents                                                 (10,736)          (50,924)         (38,926)
     Other assets                                                          1,957             2,381           (1,356)
                                                                     ------------     -------------    -------------

               Net cash provided by (used in)
                 investing activities                                   (401,933)        1,646,496       (1,263,612)
                                                                     ------------     -------------    -------------

                       nVIEW Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                            1996               1995              1994
                                                                        ------------      -------------     -------------
Cash flows from financing activities:
   Proceeds from revolving line of credit                                         -         $9,068,000                 -
   Repayments of revolving line of credit                                         -         (9,068,000)                -
   Stock options exercised                                                  564,911             56,738           131,943
   Stock reacquired                                                               -                  -          (266,250)
                                                                        ------------      -------------     -------------

        Net cash provided by (used in) financing activities                 564,911             56,738          (134,307)
                                                                        ------------      -------------     -------------

Net increase (decrease) in cash and cash equivalents                       $397,780        ($3,166,784)      ($4,298,935)

Cash and cash equivalents at beginning of year                            1,404,816          4,571,600         8,870,535
                                                                        ------------      -------------     -------------

Cash and cash equivalents at end of year                                 $1,802,596         $1,404,816        $4,571,600
                                                                        ============      =============     =============

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                  $145,396           $113,855           $18,807
                                                                        ============      =============     =============

   Cash paid during the year for income taxes                               $40,326             $9,251          $826,000
                                                                        ============      =============     =============

See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        December 31, 1996, 1995 and 1994


(1)       Summary of Significant Accounting Policies

         (a)   Business Activity

         The Company designs, manufactures and markets products to project high quality images from a variety of computer and video sources, either in self contained projectors or in conjunction with a standard overhead projector. The Company's products facilitate large screen viewing of multimedia information in group settings for business, educational, entertainment and other purposes.

         The Company also designs and manufactures flat panel visual display products, as both finished products or as components, for use in systems integration applications by other companies.

         (b)   Principles of Consolidation

         The consolidated financial statements include the financial statements of nVIEW Corporation and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

         (c)   Cash Equivalents

         Cash equivalents consist of short-term debt instruments and money market funds. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         (d)   Inventories

         Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost on a first-in, first-out basis). Cost of work in process and finished goods includes raw materials, direct labor and manufacturing overhead.

         (e)   Property and Equipment

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets or the related lease terms. Estimated useful lives range between one and five years.

         (f)   Other Assets

         Other assets consist principally of patents which are stated at cost and amortized using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives range between five and seventeen years.

         (g)   Revenue Recognition

         Revenue from product sales is recognized upon shipment. The Company provides an allowance for estimated future returns, exchanges and price protection.

                       nVIEW CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (h)   Warranties

         The Company's warranty policy provides one-year coverage on parts, excluding bulbs, and labor from the date of sale to the end-user. Estimated warranty costs are accrued at the time of sale and are periodically adjusted to reflect actual experience.

         (i)   Research and Development

         Research and development costs are expensed as incurred.

         (j)   Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         (k)   Earnings (Loss) Per Common and Common Share Equivalents

         Earnings (loss) per common and common share equivalents are computed by dividing net income (loss) by the weighted average number of common and common share equivalents outstanding.

         (l)   Fair Value of Financial Instruments

         The financial instruments identified on the face of the balance sheet approximate their value at December 31, 1996.

         (m)   Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Management believes that the estimates used are reasonable.

         (n) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of
                       nVIEW CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


operations, or liquidity.

         (o)   Stock Option Plans

         Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

         (p)   Reclassification

         Certain amounts in the consolidated financial statements have been reclassified to conform to the 1996 financial statement presentation.

(2)      Receivables

         Receivables at December 31, 1996 and 1995 consist of the following:


                                                                         1996                  1995
                                                                         ----                  ----
Trade accounts receivable, net of allowance
for doubtful accounts of $240,000 and
$390,000 for 1996 and 1995, respectively                              $8,521,398            $7,420,339
Due from bank                                                                  -                76,835
Due from customer finance companies                                       28,549               103,981
Due from suppliers                                                       481,262               199,125
Other                                                                     26,437                31,115
                                                                      ----------            ----------
   Receivables, net                                                   $9,057,646            $7,831,395
                                                                      ==========            ==========


                       nVIEW CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(3)      Inventories

         Inventories at December 31, 1996 and 1995 consist of the following:


                                                                         1996                  1995
                                                                         ----                  ----
Raw material                                                         $ 6,734,966           $ 5,679,842
Work in process                                                          211,399               598,651
Finished goods                                                         5,051,395             3,724,097
                                                                     -----------            ----------
     Inventories                                                     $11,997,760           $10,002,590
                                                                     ===========           ===========

         Subsequent to year-end, the Company received $144,000 in price concessions for inventory purchased from a significant supplier.

         As of December 31, 1996, the Company has noncancellable open purchase order arrangements with suppliers to purchase inventory at a total cost of approximately $2.9 million. The inventory items are scheduled to be received during 1997.

(4)      Property and Equipment

         Property and equipment at December 31, 1996 and 1995 consists of the following:


                                                                         1996                  1995
                                                                         ----                  ----
Furniture and fixtures                                                $  406,517            $  410,018
Equipment                                                              2,506,363             2,234,894
Leasehold improvements                                                   310,813               314,617
                                                                      ----------            ----------
                                                                       3,223,693             2,959,529
Less accumulated depreciation and
amortization                                                           2,422,052             1,770,281
                                                                      ----------            ----------
    Property and equipment, net                                       $  801,641            $1,189,248
                                                                      ==========            ==========


(5)      Lease Commitments

         The Company has various operating lease arrangements for equipment and office space. Included in the consolidated statements of operations is approximately $588,000, $567,000, and $622,000 of net lease expense for 1996, 1995 and 1994, respectively. At December 31, 1996, future minimum lease commitments under non-cancellable operating leases are as follows:


1997                              $ 759,000
1998                                 46,000
1999                                  3,000
                                  ---------
                                  $ 808,000
                                  =========
                       nVIEW CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Certain office space for which the Company is committed is leased to others under subleases which have terms the same as the Company's lease terms. Included in the consolidated statements of operations is approximately $254,000, $247,000 and $240,000 of sublease revenue for 1996, 1995 and 1994, respectively. The total of minimum rentals to be received through 1997 under these subleases at December 31, 1996 is $262,000.

(6)      Line of Credit and Letter of Credit

         The Company has a line of credit agreement expiring on February 6, 1998, which provides for borrowings of up to $7,000,000 at the prime rate plus 1 1/2%. Accounts receivable, equipment, intangibles, inventory and other assets are pledged as collateral in the borrowing agreement.

         The terms of the borrowing agreement contain, among other provisions, requirements for maintaining defined levels of working capital, tangible net worth, capital expenditures and debt-to-tangible net worth ratio, and EBITDA over capital expenditures plus principal payments and interest expense ratio. The Company was in default of one of the financial covenants measured at December 31, 1996. The lender agreed to waive the covenant at December 31, 1996 so that the Company is not in default. The Company paid non-performance fees totaling $90,000 in 1996, which are reflected as interest expense in the attached consolidated statements of operations.

         As of December 31, 1996 the Company had available to it unused borrowing capacity of $5,100,000, of which $700,000 is assigned to support a stand-by letter of credit in favor of a supplier. At December 31, 1996, the Company had not borrowed against the line of credit.

(7)      Stock Option Plans

         The Company has adopted various stock option plans (the "Plans") pursuant to which a committee of the Company's Board of Directors may grant stock options to officers, employees and non-employee directors. Stock options are granted with an exercise price equal to the stock's average fair market value over a ten day period preceding the date of grant.

         The 1996 Employee Stock Option Plan provides for the grant of incentive stock options to selected employees to purchase up to 120,000 shares. All options granted under this plan during 1996 vest in one year and expire five years after vesting. The 1996 Non-employee Directors Stock Option Plan provides for the grant of non-qualified stock options to non-employee directors to purchase up to 100,000 shares. Grants under the Non-employee Directors Plan vest and become fully exercisable on the date of grant and expire in five years.

         In July 1996, the Company terminated the Non-Employee Directors' Stock/Cash Plan for Payment of Directors' Fees. This plan provided each non-employee director the option to receive a portion or all earned directors' fees in the form of newly issued restricted common stock. Stock issued under the Plan was not registered under the Securities Act of 1933 and can only be sold in a private transaction, pursuant to applicable federal and state securities registration exemptions, or in a public market pursuant to the Securities and Exchange Commission Rule 144. For the years ended December 31, 1995 and 1994, a total of 480 and 900 restricted shares were issued under the Plan at average market values of $7.26 and $5.63 per share, respectively. The shares were recorded as directors' fees at the stock's average fair market value over a ten day period preceding the date the shares were granted. For the year ended December 31, 1996, there were no restricted shares issued. The Company terminated this plan in July, 1996.

                       nVIEW CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In March 1991, the Company adopted the nVIEW Stock Option Plan (1991
Plan) which provides for the grant of incentive stock options to selected employees and officers to purchase up to 300,000 shares. In 1992, the Company adopted the 1992 Stock Option Plan (1992 Plan). The 1992 Plan provides for the grant of stock options to prospective directors as an inducement to serve as a director of the Company, selected employees, consultants and officers to purchase up to 80,000 shares. In May 1994, the Company adopted the 1994 Long Term Incentive Plan (1994 Plan). The 1994 Plan provides for the grant of stock options to selected officers and employees of the Company. This plan defines the number of shares for which options may be granted under the 1994, 1992 and 1991 Plans in the aggregate, as not greater than 10% of the issued and outstanding common stock of the Company at any time. Grants under the 1991, 1992 and 1994 Plans typically vest over a four year period and expire five years after vesting.

         In 1990, the Company granted to an officer non-transferable options to purchase 120,000 shares of common stock for $0.10 per share. These options vested at the rate of 40,000 shares per year in 1990, 1991 and 1992. The options expire five years from the date of vesting. During 1994 and 1992, 80,000 and 40,000, respectively, of these shares were exercised at a price of $0.10 per share. Compensation expense was previously recognized for the vested options.

         At December 31, 1996, the Plans authorize grants to purchase up to 720,517 shares of authorized but unissued common stock, of which 259,147 shares remain available for grant.

         The per share weighted-average fair value of stock options granted during 1996 and 1995 was $2.81 and $4.16 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0.0%, volatility factor of 72%, risk-free interest rate of 5.36% to 7.37%, and an expected life of 5.23 to 5.74 years.

         The Company applies APB Opinion No. 25 in accounting for its Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                                  1996             1995
                                                                  ----             ----
         Net loss                   As reported                ($805,283)      ($7,777,245)
                                    Pro Forma                ($1,176,256)      ($7,907,442)

         Net loss per share         As reported                   ($0.16)           ($1.59)
                                    Pro Forma                     ($0.24)           ($1.61)


         Pro forma net loss and loss per share reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss and loss per share amounts presented above for options granted prior to January 1, 1995.

                       nVIEW CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock option activity during the periods indicated is as follows:



                                                  Number of      Weighted-Average
                                                   Shares         Exercise Price
                                                  ---------      ----------------
Balance at December 31, 1994                       221,710           $5.75
   Granted                                         281,500            6.19
   Exercised                                        11,400            4.63
   Forfeited                                        64,700            6.28
   Expired                                             ---             ---
Balance at December 31, 1995                       427,110            5.99
   Granted                                         250,700            4.32
   Exercised                                       100,925            5.37
   Forfeited                                       227,840            5.64
   Expired                                             ---             ---
Balance at December 31, 1996                       349,045            5.20


At December 31, 1996, 151,025 options with an exercise price range of $3.49 - $5.23 and a weighted-average remaining contractual life of 5.68 years were outstanding, and 198,020 options with an exercise price range of $5.24 - $7.78 and a weighted-average remaining contractual life of 4.67 years were outstanding.

At December 31, 1996 and 1995, the number of options exercisable was 110,622 and 118,290, respectively, and the weighted-average exercise price of those options was $6.31 and $6.32, respectively.

(8)      Income Taxes

         Income tax expense (benefit) attributable to income from continuing operations consist of:



                                                       1996           1995               1994
                                                       ----           ----               ----
Current tax expense (benefit):
     U.S. Federal                                $      ---        ($428,765)         $681,000
     State                                              ---         (140,000)           87,000

Deferred tax expense (benefit):
     U.S. Federal                                       ---          514,000          (480,000)
     State                                              ---           20,000           (54,000)
                                                -------------     ----------         ---------
                                                 $       ---        ($34,765)         $234,000
                                                =============     ==========         =========

                       nVIEW CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of the components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994, computed at the statutory U.S. Federal income tax rate of 34% in 1996, 1995 and 1994 is summarized as follows:


                                                         1996                 1995               1994
                                                         ----                 ----               ----
Expense (benefit) at Federal
     statutory rate                                    ($268,700)        ($2,656,000)          $943,000
Increase (decrease) resulting from:
Change in the valuation allowance
     for deferred tax assets                             315,000           2,906,000           (637,000)
    State income expense (benefit),net
      of Federal income tax benefit                      (20,700)            (87,000)            64,000
    Federal research and development
      expenditure credit, net                                ---                 ---           (116,000)
    Tax free interest earned                                 ---              (2,000)               ---
    Stock options exercised                              (71,700)             (4,000)          (112,000)
    Foreign Sales Corporation
      deduction, net                                         ---                 ---            (36,000)
    Other                                                 46,100            (191,765)            16,000
                                                       ---------         -----------          ---------
        Total tax expense (benefit)
           before benefit of stock options                   ---             (34,765)           122,000
Benefit of stock options exercised
    recorded to additional paid-in capital                   ---                 ---            112,000
                                                       ---------         -----------          ---------
       Total tax expense (benefit)                     $     ---            ($34,765)          $234,000
                                                       =========         ===========          =========



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:


Deferred tax assets:                                                              1996               1995
                                                                                  ----               ----
  Accounts receivable, principally due to allowance for doubtful
   accounts, and sales returns and allowances                               $    91,000         $   148,000
  Inventories, principally due to inventory write downs
   and amounts capitalized for tax purposes                                   1,330,000           1,113,000
  Warranties, principally due to accrual for
   financial reporting purposes                                                  75,000              88,000
  Other accrued expenses, principally due to accruals for financial
   reporting purposes                                                           117,000              61,000
  Plant and equipment, principally due to differences in depreciation           202,000              25,000
  Net operating loss, alternative minimum tax credit and general
   business credit carryforwards                                              1,890,000           1,955,000
                                                                             ----------          ----------
    Total gross deferred tax assets                                           3,705,000           3,390,000
  Less valuation allowance                                                   (3,705,000)         (3,390,000)
                                                                            -----------         -----------
       Net deferred tax assets                                              $       ---         $       ---
                                                                            ===========         ===========


                       nVIEW CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

         The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was an increase of $315,000 and $2,906,000, respectively. Due to the tax losses in 1996 and 1995, the Company reduced the net deferred tax asset to $0. The amount expected to be refunded in 1996 was recorded as income taxes receivable during the fourth quarter of 1995.

         At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,100,000 which are available to offset future federal taxable income, if any, through 2011. The Company also has an alternative minimum tax credit, a foreign tax credit, and a research and development tax credit carryforward of approximately $60,000, $25,000 and $248,000 respectively, which is available to offset future federal regular income taxes, if any, over an indefinite period.

(9)      Retirement Savings Plan

         The Company has a retirement savings (401k) plan. All employees who have completed 90 days of service are eligible under the plan (as amended) and after one year of service matching contributions are provided by the Company. Eligible employees may contribute up to 15% of their compensation annually with the Company providing an additional contribution equal to the employee contribution, not to exceed 6% of compensation. The Company also has the option of making a discretionary contribution as determined by the Company. The Company expensed contributions of $48,051, $114,604 and $97,377 relating to the retirement savings plan for the years ended December 31, 1996, 1995 and 1994, respectively.

(10)     Business Concentrations and Major Customer

         Certain components used in the manufacturing of the Company's products are available from a single source. The Company has a general terms and conditions agreement with the supplier. An extended interruption in the components supplied by this single source would adversely affect the Company's results of operations. Additionally, all of the components used in the Company's products are purchased from outside sources, some of which are located outside the United States. There is no assurance that trading policies adopted by the United States or foreign governments will not restrict the availability of components or increase their costs.

         The Company's sales are derived from a limited number of products. Additionally, new product introductions account for a significant portion of the Company's sales. However, the Company can provide no assurance that the products under development will be completed, or if completed, will result in a marketable product.

         During the third quarter of 1996, an original equipment manufacturer
(OEM) agreement was signed with Polaroid Corporation. Sales to Polaroid Corporation represented 20 % of the Company's total revenue for 1996.

                       nVIEW CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)     Geographic Information (Unaudited)

         The following table presents sales by geographic area for each of the years ended December 31, 1996, 1995 and 1994:


                                       1996                1995                 1994
                                       ----                ----                 ----
United States                       $18,080,863         $23,386,240         $25,443,916
Europe                               11,990,178           5,839,614           5,906,221
Pacific Rim                           2,090,433           2,264,254           2,704,205
Other International                   2,363,088           1,385,692           1,815,174
                                  -------------       -------------       -------------

Consolidated                        $34,524,562         $32,875,800         $35,869,516
                                    ===========         ===========         ===========


                       nVIEW CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (12)      Quarterly Results of Operations (Unaudited)


                                                                                Quarter
                                       --------------------------------------------------------------------------------
                                              First                Second               Third               Fourth
                                              -----                ------               -----               ------
1996
----
Sales                                      $ 7,489,438            7,371,031           8,483,201           11,180,892
Gross profit                                 1,312,365            1,911,158           1,902,807            1,929,668
Net earnings (loss)                        ($1,096,632)              17,887              28,846              244,615
Weighted average
     shares outstanding                      4,904,241            4,922,488           4,936,416            5,002,688
Earnings (loss) per
common share                                    ($0.22)                0.00                0.01                 0.05

1995
----
Sales                                       $8,421,795            9,612,615           7,113,271            7,728,119
Gross profit                                 2,762,169            2,673,246             634,401               12,156
Net loss                                      (592,397)            (711,347)         (2,820,776)          (3,652,725)
Weighted average
    shares outstanding                       4,893,918            4,895,998           4,901,024            4,904,241
Loss per common share                    $        (.12)                (.15)               (.58)                (.74)

1994
----
Sales                                       $8,608,018            9,779,920           8,469,106            9,012,472
Gross profit                                 3,173,342            3,592,368           2,946,637            2,885,110
Net earnings                                   368,237              576,909             924,448              670,533
Weighted average
    shares outstanding                       4,862,092            4,888,936           4,895,128            4,903,118
Earnings per
    common share                         $         .08                  .12                 .19                  .14

         Due to the timing of transactions affecting shares outstanding and rounding, the sum of the earnings per share for the four quarters of 1994 does not equal the year ended earnings per share.

                                                                     Schedule II


                       nVIEW Corporation and Subsidiaries
                       VALUATION AND QUALIFYING ACCOUNTS
                  For the Three Years ended December 31, 1996


                                                            Balance at            Charged to                             Balance
                                                           beginning of           costs and                             at end of
                      Description                             period               expenses           Deductions         period
----------------------------------------------------------------------------   -----------------   ------------------ ------------
Year ended December 31, 1996:

   Allowance deducted from asset to which it applies:

     Allowance for doubtful accounts                         $390,000              (40,114)             109,886         $240,000

Year ended December 31, 1995:

   Allowance deducted from asset to which it applies:

     Allowance for doubtful accounts                         $300,000              141,735               51,735         $390,000

Year ended December 31, 1994:

   Allowance deducted from asset to which it applies:

     Allowance for doubtful accounts                         $460,000              372,007              532,007         $300,000


                                  EXHIBIT INDEX


EXHIBIT
  NO.                             DESCRIPTION
  3.1      Articles of Incorporation of nVIEW Corporation, as amended.        *
           (Incorporated by reference to the Registrant's Registration Statement on Form S-18, Commission File No. 33-39471, previously filed with the Commission on March 15, 1991.)

  3.2      Bylaws of nVIEW Corporation. (Incorporated by reference to the     *
           Registrant's Registration Statement on Form S-18, Commission
           File No. 33-39471, previously filed with the Commission on March 15, 1991.)

  3.2.1    Amendment to Bylaws of nVIEW Corporation.  (Incorporated by        *
           reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

  4.       Form of the nVIEW Corporation Common Stock Certificate.            *
           (Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-18, Commission
           File No. 33-39471, previously filed with the Commission on April
           17, 1991.)

 10.1      Incentive Stock Option Plan of nVIEW Corporation, dated April      *
           15, 1991. (Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-18,
           Commission File No. 33-39471, previously filed with the Commission on April 17, 1991.)

 10.2      Amended and Restated Incentive Stock Option Plan of nVIEW          *
           Corporation, dated April 15, 1991. (Incorporated by reference to the Registrant's Registration Statement on Form S-1,
           Commission File No. 33-44442, previously filed with the Commission on December 17, 1991.)

 10.3      Form of Confidentiality Agreement in effect for 1995 executed      *
           by employees of nVIEW Corporation. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.4      Lease Agreement, as amended, between Alfred J. Cenname,            *
           as lessor and nVIEW Corporation, as lessee. (Incorporated by reference to the Registrant's Registration Statement on Form
           S-18, Commission File No. 33-39471, previously filed with the Commission on April 17, 1991.)

 10.5      nVIEW Corporation 1992 Stock Option Plan.  (Incorporated by        *
           reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 0-19492, previously filed with the Commission.)

EXHIBIT
  NO.                                       DESCRIPTION
 10.6      1994 Long-Term Incentive Plan. (Incorporated by reference to       *
           the Registrant's Form 10-Q for the quarter ended June 30, 1994, Commission File No. 0-19492, previously filed with the Commission.)

 10.7      Loan and Security Agreement, dated February 6,1996, by and         *
           between nVIEW Corporation and Signet Bank. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.8      Nonqualified Option Agreement, nVIEW Corporation 1994              *
           Incentive Stock Plan - Angelo Guastaferro. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.9      Form of nVIEW Corporation Incentive Stock Option Agreement         *
           Robert Hoke (Incorporated by reference to the Registrant's Form
           10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.10     Form of nVIEW Corporation Incentive Stock Option Agreement         *
           Robert Hoke (Incorporated by reference to the Registrant's Form
           10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.11     nVIEW Corporation Incentive Stock Option Agreement - Wayne         *
           Bailey, dated May 10, 1995. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.12     nVIEW Corporation Incentive Stock Option Agreement - Jerry         *
           Stubblefield, dated May 10, 1995. (Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended
           December 31, 1995, Commission File No. 0-19492, previously filed with the Commission.)

 10.13     nVIEW Corporation 1996 Employee Stock Option Plan                  *
           (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1996, Commission File No. 0-19492, previously filed with the Commission.)

 10.14     nVIEW Corporation 1996 Non-Employee Director Stock Option          *
           Plan. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1996, Commission File No.
           0-19492, previously filed with the Commission.)

EXHIBIT
  NO.                              DESCRIPTION
10.15         nVIEW Corporation Incentive Stock Option Agreement - Angelo     **
              Guastaferro, dated May 10, 1996

10.16         nVIEW Corporation Incentive Stock Option Agreement - Jerry      **
              W. Stubblefield, dated May 10, 1996

10.17         nVIEW Corporation Incentive Stock Option Agreement - John       **
              F. Malone, dated November 4, 1996

10.18         Form of nVIEW Corporation Non-employee Director Stock           **
              Option Agreement

21.           Subsidiaries of NVIEW Corporation.                              **

23.           Consent of Independent Auditors.                                **

24.           Power of Attorney (appears on Page 23 herein).                  **

---------------------------------------------------------------------

* Not filed herewith. In accordance with Rule 12(b)-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference.

**       Filed herewith.

         (b) The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.