Form 10-Q
period 1997-03-31
NVIEW CORP
filed 1997-05-14
CIK 873371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


              860 Omni Boulevard, Newport News, Virginia 23606-4238
                     (Address of principal executive office)


       Registrant's telephone number, including area code: (757) 873-1354


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 1997: 5,005,166 shares of common stock without par value.

                       nVIEW CORPORATION AND SUBSIDIARIES
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1997


                                Table of Contents


                                                                                Page
PART I            FINANCIAL INFORMATION
         Item 1.           Consolidated Financial Statements

                           Consolidated Balance Sheets March 31, 1997
                           (unaudited) and December 31, 1996. . . . . . . . . .. . 3

                           Consolidated Statements of Operations
                           for the Three Months Ended March 31, 1997
                           and 1996 (unaudited) . . . . . . . . . . . . . . . .. . 4

                           Consolidated Statement of Shareholders'
                           Equity for the Three Months Ended March 31,
                           1997 (unaudited) . . . . . . . . . . . . . . . . . . . .5

                           Consolidated Statements of Cash Flows for
                           the Three Months Ended March 31, 1997 and
                           1996 (unaudited). . . . . . . . . . . . . . . . . . . . 6

                           Notes to Consolidated Financial Statements. . . . . . . 8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations . . . . . . . . . . . . . . . . . . . . . 9


PART I.           FINANCIAL INFORMATION

         Item 1.           Financial Information

                       nVIEW CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                    Assets                       March 31,                 December 31,
                                                                      1997                         1996
                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                  $1,959,729                   $1,802,596
     Receivables, net                                            7,645,112                    9,057,646
     Inventories                                                10,377,950                   11,997,760
     Prepaid expenses                                              315,622                      331,306
                                                             -------------                -------------

           Total current assets                                 20,298,413                   23,189,308

Property and equipment, net                                        825,923                      801,641
Other assets, net                                                  168,373                      191,388
                                                             -------------                -------------
                                                               $21,292,709                  $24,182,337
                                                               ===========                  ===========

           Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                           $3,451,783                   $5,890,860
     Accrued expenses                                              697,232                     989,605
                                                             -------------               -------------

           Total current liabilities                             4,149,015                    6,880,465

Shareholders' equity:
     Common stock, no par value. Authorized
       20,000,000 shares; 5,005,166 shares
       issued and outstanding at March 31, 1997
       and December 31, 1996                                            --                           --
     Additional paid-in capital                                 25,060,978                   25,060,978
     Accumulated deficit                                        (7,917,284)                  (7,759,106)
                                                             -------------               --------------


          Total shareholders' equity                            17,143,694                   17,301,872
                                                              ------------                 ------------
                                                               $21,292,709                  $24,182,337
                                                               ===========                  ===========


See accompanying notes to consolidated financial statements.


                       nVIEW CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                                   March 31,
                                                         1997                   1996

Sales                                                $7,163,449              $7,489,438
Cost of goods sold                                    5,538,200               6,177,073
                                                     -----------             ----------

         Gross profit                                 1,625,249               1,312,365

Marketing and promotion                                 851,191               1,214,118
Research and development                                508,769                 643,294
General and administrative                              409,530                 547,423
                                                     -----------            -----------

         Operating expenses                           1,769,490               2,404,835
                                                      ----------             ----------

         Loss from operations                          (144,241)             (1,092,470)

Other income (expense):
     Interest expense                                   (28,390)                (20,654)
     Interest income                                     14,086                  16,362
     Miscellaneous                                          367                     130
                                                    ------------            -----------
                                                        (13,937)                 (4,162)
                                                    ------------            ------------

     Loss before income taxes                          (158,178)             (1,096,632)

Income tax expense                                           --                      --
                                                      -----------           ------------

         Net loss                                     $(158,178)            $(1,096,632)
                                                      ==========            ============

Loss per share                                     $      (0.03)             $    (0.22)
                                                   =============            ============

Weighted average number of
   common and common share
   equivalents outstanding                            5,005,925               4,904,241
                                                     ==========               ==========


See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)


                        Three Months Ended March 31, 1997





                              Common Stock
                                                                   Additional                                            Total
                                                                     Paid-in                Accumulated              Shareholders'
                                                                     Capital                  Deficit                    Equity
                        Number of
                           shares                  Amount
Balance at
  December 31, 1996       5,005,166          $         --        $25,060,978              $(7,759,106)               $17,301,872

Net loss                        --                    --                 --                  (158,178)                  (158,178)
                        -----------        --------------    ---------------             -------------             -------------

Balance at
  March 31, 1997          5,005,166         $         --         $25,060,978              $(7,917,284)               $17,143,694
                          =========         =============        ===========              ============               ===========




See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                        Three Months Ended
                                                                                              March 31
                                                                                              --------
                                                                                    1997                   1996
                                                                                    ----                   ----
Cash flows from operating activities:
     Net loss                                                                      ($158,178)            ($1,096,632)

     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                146,009                 166,429
        Loss on abandonment of patents                                                21,831                      --

        Changes in assets and liabilities increasing (decreasing) cash:
            Receivables, net                                                       1,412,534                (935,341)
            Inventories                                                            1,619,810               2,028,671
            Prepaid expenses                                                          15,684                 (18,370)
            Income taxes receivable                                                       --                 (40,326)
            Accounts payable                                                      (2,439,077)                581,848
            Accrued expenses                                                        (292,373)               (109,254)
                                                                               -------------            ------------

               Total adjustments                                                     484,418               1,673,657
                                                                               -------------             ----------

     Net cash provided by operating activities                                       326,240                 577,025
                                                                               -------------            -----------

Cash flows from investing activities:
     Additions to property and equipment                                            (165,441)               (108,233)
     Purchase of patents                                                              (3,061)                 (4,364)
     Other assets                                                                       (605)                    ---
                                                                               -------------       ----------------

     Net cash used in investing activities                                          (169,107)               (112,597)
                                                                                ------------       -----------------

Cash flows from financing activities:
     Proceeds from revolving line of credit                                              --                      --
                                                                               -------------      -----------------

     Net cash provided by financing activities                                           --                      --
                                                                               -------------      -----------------

                       nVIEW CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)



                                                                      Three Months Ended
                                                                           March 31
                                                                           --------
                                                                 1997                    1996
                                                                 ----                    ----

Net increase in cash and cash equivalents                     $157,133                $464,428

Cash and cash equivalents at beginning of period             1,802,596               1,404,816
                                                            -----------            -----------

Cash and cash equivalents at end of period                  $1,959,729              $1,869,244
                                                            ===========             ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                     $7,856                 $42,723
                                                            ===========           ============

   Cash paid during the period for income taxes                     $0                 $40,326
                                                            ===========           ============




   See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)





1. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and shareholders' equity as of March 31, 1997 and the results of operations, and cash flows for the three months ended March 31, 1997 and 1996.

2. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

3. Inventories at March 31, 1997, and December 31, 1996, consist of the following:

                                    March 31,             December 31,
                                         1997                     1996
         Raw Material              $4,721,177               $6,734,966
         Work in process              637,908                  211,399
         Finished goods             5,018,865                5,051,395
                                -------------            -------------
           Inventories            $10,377,950              $11,997,760
                                =============            =============



4. As of March 31, 1997, the Company was in default of one of the financial covenants required by the Company's loan and security agreement with a bank. Subsequent to March 31, 1997, the bank agreed to waive the covenant so that the Company is not in default. No amounts had been advanced under the loan as of May 2, 1997.

5. The Company is a party to a letter of credit agreement (the Agreement) in favor of a supplier. The Agreement is for $700 thousand and reduces the available credit line under the Company's loan and security agreement with a bank. As of May 2, 1997, there was no outstanding balance under the Agreement.

6. During the first quarter of 1997, the Company received $115 thousand from another company in settlement of a lawsuit.

7. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which revised the calculation of earnings per share for publicly held companies in certain situations. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. In the opinion of management, SFAS No. 128 is not expected to have a material impact on the Company's calculation of earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The net loss for the first quarter of 1997 was $158 thousand or $.03 per share, compared to a net loss for the first quarter of 1996 of $1.1 million or $.22 per share.

Sales decreased 4% to $7.2 million for the first quarter of 1997 from $7.5 million for the first quarter of 1996. This decrease in sales was the result of a decrease in panel product sales from the first quarter of 1996 to the first quarter of 1997, partially offset by an increase in projector product sales during the same period. The increase in projector product sales was the result of two new product introductions during the first quarter of 1997: the L550 series of poly-silicon projectors which is purchased from a supplier and sold under the nVIEW label, and a Digital Light Processing ("DLP") based projector with "virtual" XGA capability. Sales of the L550 series and DLP projectors, including the XGA capable model, accounted for 66% of sales in the first quarter of 1997. The decrease in panel product sales reflects an industry wide shift in the market from panel products to projectors. This trend began in 1996 and is expected to continue. As a result, the Company has no panel products under development but will continue selling its existing panel inventory.

Although higher than the first quarter of 1996, projector product sales decreased by 41% from the fourth quarter of 1997. This was the result of decreased sales of the SVGA DLP projector to the Company's largest customer, Polaroid Corporation, with which the Company has an original equipment manufacturer's agreement ("OEM") signed during the third quarter of 1996. The Company expects this decline in SVGA DLP projector sales to Polaroid to continue, as more companies enter the projection market. Sales to Polaroid Corporation comprised 36% of sales during the first quarter of 1997. Also contributing to the decreased projector sales was a decline in sales of the SVGA DLP projector sold under the nVIEW label to international customers. This was caused in part by a supplier's power supply voltage problem in certain foreign countries. The problem was corrected by the supplier late in the first quarter of 1997. International sales, including sales to Polaroid Corporation, represented 55% of the Company's sales for the first quarter of 1997, compared to 34% of the Company's sales for the first quarter of 1996.

Domestic sales represented 45% of sales in the first quarter of 1997 compared to 66% for the comparable period of 1996. The decrease in domestic sales was caused by increased competition in the market. The entrance of many new projector manufacturers has given the Company's domestic dealers a larger choice of products, and they have chosen not to stock large inventories, thereby decreasing their average order size. Also contributing to the lower domestic sales were the dealers' limited credit capacities.

Sales of the Company's non-projection products decreased from the first quarter of 1996 to the first quarter of 1997 by 47%, as the Company reevaluated and refocused this area of business. However, the Company is actively pursuing new business opportunities in this area and expects the sales to increase as a percentage of the Company's total sales.

Gross profit as a percentage of sales increased from 18% for the quarter ended March 31, 1996 to 23% for the quarter ended March 31, 1997. This was caused by a change in the product mix from lower margin, older panel products which comprised a majority of the sales during the first quarter of 1996, to higher margin, newer projector product sales during the first quarter of 1997. The first quarter of 1997 also included higher margin XGA panel sales.

Operating expenses decreased 26% to $1.8 million (25% of sales) for the first quarter of 1997 from $2.4 million (32% of sales) for the first quarter of 1996. This decrease is attributable to management's implementation of cost control measures in 1996.

Marketing and promotion expenses decreased $363 thousand to $852 thousand (12% of sales) for the first quarter of 1997 from $1.2 million (16% of sales) for the first quarter of 1996. This decrease was the result of management's decision to reduce certain advertising and related consulting services, as well as certain incentive based compensation. The Company's entrance into OEM selling arrangements has also had a favorable impact on its marketing and promotional expenses since the products involved are not marketed by nVIEW.

Research and development expenses decreased $135 thousand to $509 thousand (7% of sales) for the first quarter of 1997 from $643 thousand (9% of sales) for the first quarter of 1996. As a result of management's implementation of cost control measures and improved quality control processes, new product development costs are more predictable and are being held to pre-determined budgets.

General and administrative expenses decreased $138 thousand to $410 thousand (6% of sales) for the first quarter of 1997 from $547 thousand (7% of sales) for the first quarter of 1996. 1997 general and administrative costs were reduced by a $115 thousand payment received in settlement of a suit filed against another company. Had this one time payment not occured, general and administrative costs for the quarter ended March 31, 1997 would have been $525 thousand, or $23 thousand lower than the comparable period of 1996.

Other income (expense) increased $8 thousand for the quarter ended March 31, 1997 from the first quarter of 1996. The net increase was caused by higher unused line of credit fees for the first quarter of 1997 compared to the first quarter of 1996. This was because the Company did not first enter into its borrowing arrangement until February of 1996. No amounts have been drawn under this borrowing arrangement.

No income tax expense was estimated for the first quarters ended March 31, 1997 and 1996.

Financial Condition

Total assets decreased from $24.2 million at December 31, 1996 to $21.3 million at March 31, 1997. This decrease occurred in accounts receivable and inventories, offset by a slight increase in cash.

Cash and cash equivalents increased to $2.0 million at March 31, 1997 from $1.8 million at December 31, 1996. This increase was caused primarily by the receipt of a $115 thousand payment in settlement of a suit filed against another company.

Net receivables decreased by $1.4 million from December 31, 1996 to March 31, 1997. This was the result of decreased sales in the first quarter of 1997 ($7.2 million) compared to the fourth quarter of 1996 ($11.2 million), offset by delayed payments from certain foreign customers. Any amounts that management believes to be uncollectible are covered by appropriate allowances at March 31, 1997.

Inventories decreased to $10.4 million at March 31, 1997 from $12.0 million at December 31, 1996. This decrease was due to the build out and subsequent sale of components received during the fourth quarter of 1996. Component purchases were also reduced during the first quarter of 1997 in response to decreased sales.

Current liabilities decreased 40% to $4.1 million at March 31, 1997 from $6.9 million at December 31, 1996. The decrease is due to the reduced component purchases discussed above.

Shareholders equity decreased to $17.1 million at March 31, 1997 from $17.3 at December 31,

1996. The decrease is due to the net loss incurred during the first quarter of 1997.

Cash flow from operating activities, including the receipt of a $115 thousand payment in settlement of a suit filed against another company, was sufficient to fund operations during the first quarter of 1997. The Company believes that existing cash, cash generated from on-going operations and the revolving bank line of credit will be adequate to meet the anticipated operating, investing and financing needs of the Company for the foreseeable future. The Company was in default of one of the financial covenants contained in its revolving line of credit, when measured at March 31, 1997. The lender agreed to waive the covenant at March 31, 1997 so that the Company is not in default.

On March 31, 1997, the Company had total working capital of $16.1 million. The current ratio increased to 4.9 at March 31, 1997 from 3.4 at December 31, 1996. The increase is primarily due to a decrease in current liabilities.


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

While the Company's DLP based projector has been successful in the marketplace, the demand for it has declined. There can be no assurance that the DLP will continue to be successful, as increasing numbers of competitors introduce new products and technologies and price competition intensifies.

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

The Company is continuing its efforts to reduce inventory levels and move older inventory. Price reductions of certain of the Company's older products may result in lower gross margins. This trend could continue as older inventory continues to be liquidated and as the current products become less attractive in the market place due to new products introduced by the Company or its competitors.

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

Dated:   May 12, 1997




                                                 nVIEW CORPORATION




                                             By: /s/Angelo Guastaferro
                                             -------------------------
                                               Angelo Guastaferro
                                              Chairman, President and
                                              Chief Executive Officer




                                           By: /s/ Jerry W. Stubblefield
                                              ----------------------------
                                               Jerry W. Stubblefield
                                              Chief Financial Officer