Form 10-Q
period 1997-06-30
NVIEW CORP
filed 1997-08-14
CIK 873371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================
                                   FORM 10-Q
================================================================================


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997: 5,005,166 shares of common stock without par value.

                       nVIEW CORPORATION AND SUBSIDIARIES
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1997


                               Table of Contents

                                                                            Page

PART I FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1997
            (unaudited)  and  December 31, 1996 . . . . . . . . . . . . . . . 3

            Condensed Consolidated Statements of Operations
            for the Three Months Ended June 30, 1997
            and 1996 (unaudited) and the Six Months Ended
            June 30, 1997 and 1996  (unaudited).  . . . . . . . . . . . . . . 4

            Condensed Consolidated Statement of Shareholders'
            Equity for the Six Months Ended June 30,
            1997  (unaudited).  . . . . . . . . . . . . . . . . . . . . . . . 5

            Condensed Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 1997 and
            1996  (unaudited).  . . . . . . . . . . . . . . . . . . . . . . . 6

            Notes to Condensed Consolidated Financial Statements. . . . . . . 8

Item 2.     Management's Discussion and Analysis
            of Financial  Condition and Results of Operations.  . . . . . . .10


PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security  Holders. . . . . . .14

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                       nVIEW CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                        Assets                                      June 30, 1997            December 31, 1996
                        ------                                      -------------            -----------------
                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                                          $1,952,756                   $1,802,596
    Receivables, net                                                    5,709,174                    9,057,646
    Inventories (note 3)                                               10,227,110                   11,997,760
    Prepaid expenses                                                      399,363                      331,306
                                                                 -----------------           ------------------

      Total current assets                                             18,288,403                   23,189,308

Property and equipment, net                                               731,395                      801,641
Other assets, net                                                         167,520                      191,388
                                                                 -----------------           ------------------
                                                                      $19,187,318                  $24,182,337
                                                                 =================           ==================
              Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                   $2,625,344                   $5,890,860
    Accrued expenses                                                      774,302                      989,605
                                                                 -----------------           ------------------

      Total current liabilities                                         3,399,646                    6,880,465

Shareholders' equity:
    Common stock, no par value
       Authorized 20,000,000 shares; 5,005,166
       shares issued and outstanding at June 30,
       1997 and December 31, 1996                                             ---                          ---
    Additional paid-in capital                                         25,060,978                   25,060,978
    Accumulated deficit                                                (9,273,306)                  (7,759,106)
                                                                 -----------------           ------------------

      Total shareholders' equity                                       15,787,672                   17,301,872
                                                                 -----------------           ------------------

Commitments and contingencies (note 2)
                                                                      $19,187,318                  $24,182,337
                                                                 =================           ==================

                 See accompanying notes to Condensed Consolidated Financial Statements.



                       nVIEW CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                    Three Months Ended                         Six Months Ended
                                                         June 30,                                  June 30,
                                         --------------------------------------   ----------------------------------------
                                                  1997                 1996                1997                  1996
                                         ------------------    ----------------   ------------------   -------------------
Sales                                           $5,197,395          $7,371,031          $12,360,844           $14,860,469
Cost of goods sold                               4,787,587           5,459,873           10,325,787            11,636,946
                                         ------------------    ----------------   ------------------   -------------------

     Gross profit                                  409,808           1,911,158            2,035,057             3,223,523

Marketing and promotion                            785,364             873,863            1,636,555             2,087,981
Research and development                           364,188             384,437              872,957             1,027,731
General and administrative                         613,912             598,671            1,023,442             1,146,093
                                         ------------------    ----------------   ------------------   -------------------

     Operating expenses                          1,763,464           1,856,971            3,532,954             4,261,805
                                         ------------------    ----------------   ------------------   -------------------

     Earnings (loss) from operations            (1,353,656)             54,187           (1,497,897)           (1,038,282)

Other income (expense):
     Interest expense                              (28,396)            (67,891)             (56,787)              (88,546)
     Interest income                                26,376              31,474               40,462                47,837
     Miscellaneous                                    (346)                117                   22                   247
                                         ------------------    ----------------   ------------------   -------------------
                                                    (2,366)            (36,300)             (16,303)              (40,462)
                                         ------------------    ----------------   ------------------   -------------------

     Net earnings (loss)                       ($1,356,022)            $17,887          ($1,514,200)          ($1,078,744)
                                         ==================    ================   ==================   ===================

Weighted average number
   of common and common
   share equivalents outstanding                 5,005,166           4,922,488            5,005,166             4,913,365
                                         ==================    ================   ==================   ===================

Loss per share                                      ($0.27)              $0.00               ($0.30)               ($0.22)
                                         ==================    ================   ==================   ===================


See accompanying notes to Condensed Consolidated Financial Statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)

                         Six Months Ended June 30, 1997

                                       Common Stock
                             -----------------------------------
                                                                   Additional                                  Total
                                Number of                           Paid-in            Accumulated         Shareholders'
                                 Shares            Amount           Capital              Deficit               Equity
                             ----------------   -------------   -----------------    ----------------     -----------------
Balance at
 December 31, 1996                 5,005,166             ---         $25,060,978        ($7,759,106)           $17,301,872

Net loss                                 ---             ---                 ---         (1,514,200)            (1,514,200)
                             ----------------   -------------   -----------------    ----------------     -----------------

Balance at
 June 30, 1997                     5,005,166             ---         $25,060,978        ($9,273,306)           $15,787,672
                             ================   =============   =================    ================     =================


     See accompanying notes to Condensed Consolidated Financial Statements.

                       nVIEW Corporation and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                            June 30
                                                                                            -------
                                                                                 1997                      1996
                                                                                 ----                      ----
Cash flows from operating activities:
   Net loss                                                                   ($1,514,200)             ($1,078,744)

   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                289,670                  383,666
     Loss on disposal of fixed assets                                                 553                      ---
     Loss on abandonment of patents                                                24,116                      ---

     Changes in assets and liabilities increasing (decreasing) cash:
       Receivables, net                                                         3,348,685                 (657,992)
       Inventories                                                              1,770,650                2,021,084
       Prepaid expenses and other items                                           (71,669)                 133,810
       Income taxes receivable                                                        ---                  466,797
       Accounts payable                                                        (3,265,515)               1,034,971
       Accrued expenses                                                          (215,304)                 (93,363)
                                                                         -----------------          ---------------

         Total adjustments                                                      1,881,186                3,288,973
                                                                         -----------------          ---------------

   Net cash provided by operating activities                                      366,986                2,210,229
                                                                         -----------------          ---------------

Cash flows from investing activities:
   Additions to property and equipment                                           (212,657)                (233,850)
   Purchase of patents                                                             (4,169)                  (6,368)
                                                                         -----------------          ---------------

   Net cash used in investing activities                                         (216,826)                (240,218)

Cash flows from financing activities -
   Stock options exercised                                                            ---                  168,700
                                                                         -----------------          ---------------

   Net cash provided by financing activities                                          ---                  168,700
                                                                         -----------------          ---------------

                                                                    (Continued)
                       nVIEW Corporation and Subsidiaries

                                  (Unaudited)

                                                         Six Months Ended
                                                              June 30
                                                        1997           1996
                                                        ----           ----
Net increase in cash and cash equivalents             $150,160      $2,138,711

Cash and cash equivalents at beginning of period     1,802,596       1,404,816
                                                    -----------     -----------

Cash and cash equivalents at end of period          $1,952,756      $3,543,527
                                                    ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $171,132         $67,435
                                                    ===========     ===========

  Cash paid during the period for income taxes             ---         $40,326
                                                    ===========     ===========

See accompanying notes to Condensed Consolidated Financial Statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of nVIEW Corporation and subsidiaries (the Company) as of June 30, 1997 and the results of their operations and their cash flows for the six months ended June 30, 1997 and 1996.

2. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

3. Inventories at June 30, 1997, and December 31, 1996, consist of the following:

                                          June 30,        December 31,
                                              1997                1996
                                              ----                ----
          Raw material                  $1,956,781          $6,734,966
          Work in process                3,013,964             211,399
          Finished goods                 5,256,365           5,051,395
                                       -----------         -----------
            Inventories                $10,227,110         $11,997,760
                                       ===========         ===========


4. As of June 30, 1997, the Company was in non-compliance of two of the financial covenants required by the Company's loan and security agreement with a bank. Subsequent to June 30 1997, the bank agreed to waive the covenants to resolve the instances of non-compliance. No amounts had been advanced under the loan as of August 11, 1997.

5. At June 30, 1997 the Company was a party to a $700 thousand letter of credit agreement (the Agreement) in favor of a supplier. The Agreement reduced the available credit line under the Company's loan and security agreement with a bank. The letter of credit expired unused on July 15, 1997.

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the United States standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee
          (IASC). It replaces primary EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the diluted EPS computation.

          Basic EPS, unlike primary EPS, excludes all dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

          Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform with Statement 128. The Company does not expect Statement 128 to have a significant impact on earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein. The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Results of Operations

The net loss for the first six months of 1997 was $1.5 million, or $.30 per share, compared to a net loss of $1.1 million, or $.22 per share for the same period of 1996. For the second quarter of 1997, the net loss was $1.4 million, or $.27 per share, compared to a nominal net income for the second quarter of 1996, or $0 per share.

Sales decreased 17% to $12.4 million for the first six months of 1997 from $14.9 million for the first six months of 1996. This change consisted of a $5.1 million decrease in the sale of panel products, offset by a $2.6 million increase in projector product sales. For the second quarter of 1997, sales decreased 29% to $5.2 million from $7.4 million for the second quarter of 1996. The primary components of this change were a $2.2 million decrease in the sale of panel products and a $299 thousand decrease in projector product sales.

The decrease in panel product sales in both periods is the result of an industry wide shift in the market from panels to projectors. This trend is expected to continue. As a result, the Company's current product line is concentrated in projector products. Although a portion of the panel sales in 1996 has been replaced with projector sales in 1997, it has not been large enough to completely offset the decline.

The $299 thousand decrease in projector product sales from the second quarter of 1996 to the second quarter of 1997 was largely due to increased competition. This competitive selling environment has resulted in lower overall sales prices in 1997 when compared to 1996, with many competing suppliers of projectors reducing prices on existing products to more quickly reduce their inventories. Additionally, the Company experienced decreased sales of its Digital Light Processing (DLP) projector to Polaroid Corporation, which has an original equipment manufacturer's agreement with the Company signed during the third quarter of 1996. The Company expects the decline in DLP projector sales to Polaroid to continue. Sales to Polaroid Corporation comprised 12% of sales during the second quarter of 1997.

The Company's decision to exit the computer distribution channel due to declining net profit margins also contributed to the decline in sales in 1997. This decision resulted in a 2% decrease in sales for the first six months of 1997 compared to the first six months of 1996, and for the second quarter of 1997, a 5% decrease in sales from the same period of 1996. Although this decision resulted in reduced sales for the first six months of 1997, it will reduce the Company's sales and marketing expenses in future periods.

The Company continues to sell older model inventory at reduced prices, thus decreasing overall average sales prices of both projector and panel products.

Gross profit as a percentage of sales decreased to 16% and 8%, respectively, for the six months and the quarter ended June 30, 1997, compared to 22% and 26% for the respective periods of 1996. The decline in gross profit margins for both the six months and quarter ended June 30, 1997 was caused by several factors. First, the Company decreased its current projector prices in response to increased competition in the market. Second, the Company recorded a net increase of $352 thousand to its inventory reserve in the second quarter of 1997 to write down older inventory to market value. Third, the Company continues to actively market and sell its older model inventory. These sales are higher volume, but lower margin, thus reducing the Company's overall gross profit margin.

Operating expenses decreased 17% to $3.5 million (29% of sales) for the first six months of 1997 from $4.3 million (29% of sales) for the comparable period of 1996. For the second quarter of 1997, operating expenses were $1.8 million (34% of sales), down slightly from the $1.9 million (25% of sales) for the second quarter of 1996.

Marketing and promotion expenses for the first six months and the second quarter of 1997 decreased $451 thousand and $88 thousand, respectively, from the comparable periods of 1996. As a percentage of sales, marketing and promotion expenses were relatively consistent for the first six months of 1997 and 1996, measuring 13% and 14%, respectively. For the quarters ended June 30, 1997 and June 30, 1996, marketing and promotion expenses were 15% and 12% of sales, respectively.

The $451 thousand decrease in marketing and promotion expenses in the first six months of 1997 was concentrated in the first quarter and was the result of reduced advertising and related consulting services, as well as certain incentive based compensation. Additionally, the Company received co-operative advertising credits from a supplier which reduced sales and marketing expenses in 1997. These charges, as well as reduced trade show expenses, resulted in the $88 thousand decrease in marketing and promotion expenses in the second quarter of 1997 from the comparable period of 1996.

Research and development expenses decreased $155 thousand for the first six months of 1997 compared to the same period of 1996. For the quarter ended June 30, 1997, research and development expense remained comparable to the same period of 1996. Research and development expenses as a percentage of sales were 7% for both the first six months of 1997 and 1996. For the quarters ended June 30, 1997 and June 30, 1996, research and development expenses were 7% and 5% of sales, respectively.

The $155 thousand decrease in research and development expenses in the first six months of 1997 occurred primarily in the first quarter of the year from improved management processes to control new product development costs. Additionally, the Company's line of polysilicon projectors is purchased from a supplier and sold under the nVIEW label. As a result, the company incurred minimal research and development dollars related to these projectors.

For the first six months of 1997, general and administrative expenses decreased $123 thousand from the first six months of 1996. For the quarter ended June 30, 1997, general and administrative expenses were consistent with the same period in 1996. As a percentage of sales, general and administrative expenses were 8% for the first six months of 1997 and 1996. For the quarters ended June 30, 1997 and June 30, 1996, general and administrative expenses were 12% and 8% of sales, respectively.

The $123 thousand decrease in general and administrative expenses in the first six months of 1997 occurred in the first quarter of the year as the result of a $115 thousand payment received in settlement of a suit filed against another company.

During the first six months and second quarter of 1997, other income (expense) remained substantially consistent with the comparable period of 1996. The slight net decrease was caused by lower fees related to the Company's borrowing arrangement with a bank, first signed in February 1996. No amounts have been drawn under this borrowing arrangement.

Financial Condition

Total assets decreased from $24.2 million at December 31, 1996 to $19.2 million at June 30, 1997. The majority of the decrease occurred in accounts receivable and inventories.

Cash and cash equivalents increased to $2.0 million at June 30, 1997 from $1.8 million at December 31, 1996. This increase primarily resulted from the receipt of a $115 thousand payment during the first quarter of 1997 in settlement of a suit filed against another company.

Net receivables decreased by $3.3 million from December 31, 1996 to June 30, 1997. This was the result of decreased sales for the quarter ended June 30, 1997 ($5.2 million) compared to the quarter ended December 31, 1996 ($11.2 million) and reduced receivable balances from computer distributors and Polaroid Corporation, the Company's single largest customer.

Inventories decreased to $10.2 million at June 30, 1997 from $12.0 million at December 31, 1996. The decrease was due to the sales in 1997 of components received during the fourth quarter of 1996 as well as reduced component purchases in response to decreased sales. Additionally, the Company sold $1 million in older model inventory in the first six months of 1997.

Current liabilities decreased 51% to $3.4 million at June 30, 1997 from $6.9 million at December 31, 1996. The decrease is due to the lower inventory levels and reduced component purchases discussed above.

On June 30, 1997, the Company had total working capital of $14.9 million. The current ratio increased to 5.4 at June 30, 1997 from 3.4 at December 31, 1996. The increase is primarily due to a decrease in current liabilities.

Shareholders' equity decreased to $15.8 million at June 30, 1997 from $17.3 million at December 31, 1996. The decrease is due to the net loss incurred during the first six months of 1997.

Liquidity and Capital Resources

Cash flows from operating activities, including the receipt of a $115 thousand payment in settlement of a suit filed against another company, was sufficient to fund operations during the first six months of 1997. The Company believes that existing cash, cash generated from on-going operations and the revolving bank line of credit will be adequate to meet the anticipated operating, investing and financing needs of the Company for the foreseeable future. The Company was in non-compliance of two of the financial covenants measured at June 30, 1997. The lender agreed to waive the covenants at June 30, 1997 to resolve the non-compliance.

Risk Factors

The following discussion of risk factors describes certain aspects of the business environment in which the Company operates. These risk factors, along with other information in this report, should be carefully considered by users of this report.

The markets in which the Company operates are characterized by rapidly changing technology, resulting in short product lives. Actual or anticipated product releases by the Company or its competitors could cause customers to delay purchases until the new products are available and/or to discontinue purchases of existing products altogether. The Company's competitors may introduce products which utilize new technologies to which the Company does not have access. Any of these factors could have a material effect on the Company's business and results of operations. While the Company believes that it can deliver competitive products in a timely manner in this environment, there can be no assurance that it will succeed in doing so.

One of the Company's projector products, the D400 projector series, uses a subassembly developed and produced only by Texas Instruments ("TI"). While the subassembly has been available in sufficient quantities to meet demand, and the

Company believes this availability will continue, there can be no assurance that it will be available. As with any developing technology, unknown circumstances outside the Company's control could affect availability of this critical, single-source component. While TI does not compete directly with the Company through manufacture and sale of similar projection equipment, it does sell this subassembly to other manufacturing companies that directly compete with the Company. Should TI cease production or delivery of this component, the result could have a material adverse effect on the Company's sales.

While the Company's DLP based projector has been successful in the marketplace, the demand for it has declined. There can be no assurance that DLP will continue to be successful, as increasing numbers of competitors introduce new products and technologies and price competition intensifies.

A significant portion of the Company's shipments typically occur in the last month of a quarter due to customers' ordering patterns, the timing of sales promotions, component availability or technical challenges. These factors may cause volatility in quarterly and annual results in future periods.

Revenue from the sale of products is recognized at the time of shipment to the customer. The Company maintains a reserve for sales returns and allowances (the "Reserve") based upon historical rates of returns. While the Company believes its estimated Reserve is adequate, future returns could be greater than the Reserve and may materially affect future results of operations.

The Company is continuing its efforts to reduce inventory levels and sell older inventory. Price reductions of certain of the Company's older products may result in lower gross margins. This trend could continue as older inventory continues to be liquidated and as the current products become less attractive in the market place due to the introduction of new products by the Company or its competitors.

To date the Company has not consistently met all of the covenants in its loan and security agreement with a bank, and the lender has been willing to waive the non-compliance. However, there can be no assurance that the Company will meet the covenants in the future, nor that the lender will continue to waive any non-compliance.

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

The number of both competitors and competing projector products increased significantly during the past year, resulting in intense price competition and lower margins. The Company's strategy is to shift its efforts away from the mass market towards serving specialized markets that require innovation, such as the Company's recently announced relationship with Runco International in the home theater market and InFocus Systems and Hughes ELCAN in the high end fixed installation CRT replacement market. There is no assurance that this strategy will be successful.

PART II.OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

nVIEW Corporation held its 1997 Annual Meeting of Shareholders on May 22, 1997. At the Annual Meeting, the following matters were acted upon by shareholders.

1. Election of directors. The following persons were elected as directors of the Company to serve a one year term, with the votes For and Withheld indicated below:

   DIRECTOR                              FOR                      WITHHELD
   Stephen C. Adams                   4,331,128                    235,910
   Edgar M. Cortright                 4,330,878                    236,160
   Angelo Guastaferro                 4,330,908                    236,130
   Grant T. Hollett, Jr.              4,334,828                    232,210
   Joseph G. Morone                   4,334,728                    232,310
   James H. Vogeley                   4,328,878                    238,160

2. Ratification of KPMG Peat Marwick LLP as independent auditors for 1997.

      FOR                AGAINST              ABSTAIN          BROKER NON-VOTES
   4,547,798             10,640                8,600                   0

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 1997



                                   nVIEW CORPORATION



                                   By: /s/ Angelo Guastaferro
                                       ----------------------------
                                       Angelo Guastaferro
                                       President, Chief Executive Officer



                                   By: /s/ Jerry W. Stubblefield
                                       --------------------------------
                                       Jerry W. Stubblefield
                                       Chief Financial Officer