Form 10-Q
period 1997-09-30
NVIEW CORP
filed 1997-11-19
CIK 873371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1997: 5,005,166 shares of common stock without par value.

                       nVIEW CORPORATION AND SUBSIDIARIES
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1997


                               Table of Contents

                                                                  Page

PART I  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1997
(unaudited)  and  December 31, 1996................................3

Condensed Consolidated Statements of Operations
for the Three Months Ended September 30, 1997
and 1996 (unaudited) and the Nine Months Ended
September 30, 1997 and 1996 (unaudited)............................4

Condensed Consolidated Statement of Shareholders'
Equity for the Nine Months Ended September 30,
1997  (unaudited)..................................................5

Condensed Consolidated Statements of Cash Flows for
the Nine Months Ended September 30, 1997 and
1996  (unaudited)..................................................6

Notes to Condensed Consolidated Financial Statements...............8

Item 2.   Management's Discussion and Analysis
          of Financial  Condition and Results of Operations.......10

PART I.FINANCIAL INFORMATION

      Item 1. Financial Statements

                       nVIEW CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                             Assets                                 September 30,                 December 31,
                                                                             1997                         1996
                                                                             ----                         ----
                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                                            $710,076                   $1,802,596
    Receivables, net                                                    4,304,415                    9,057,646
    Inventories (note 3)                                                8,424,964                   11,997,760
    Prepaid expenses                                                      453,670                      331,306
                                                                 -----------------           ------------------

      Total current assets                                             13,893,125                   23,189,308

Property and equipment, net                                               605,287                      801,641
Other assets, net                                                         139,240                      191,388
                                                                 -----------------           ------------------
                                                                      $14,637,652                  $24,182,337
                                                                 =================           ==================
              Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                   $1,917,435                   $5,890,860
    Accrued expenses                                                      774,768                      989,605
                                                                 -----------------           ------------------

      Total current liabilities                                         2,692,203                    6,880,465

Shareholders' equity:
    Common stock, no par value                                                ---                          ---
       Authorized 20,000,000 shares; 5,005,166
       shares issued and outstanding at September 30,
       1997 and December 31, 1996
    Additional paid-in capital                                         25,060,978                   25,060,978
    Accumulated deficit                                              (13,115,529)                  (7,759,106)
                                                                 -----------------           ------------------

      Total shareholders' equity                                       11,945,449                   17,301,872
                                                                 -----------------           ------------------

Commitments and contingencies (note 2)
                                                                      $14,637,652                  $24,182,337
                                                                 =================           ==================

See accompanying notes to condensed consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)








                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                         --------------------------------------   ----------------------------------------
                                               1997                 1996                1997                  1996
                                         ------------------    ----------------   ------------------   -------------------
Sales                                           $3,464,537          $8,483,201          $15,825,381           $23,343,670
Cost of goods sold                               5,245,767           6,580,394           15,571,554            18,217,339
                                         ------------------    ----------------   ------------------   -------------------

     Gross profit                              (1,781,230)           1,902,807              253,827             5,126,331
                                         ------------------    ----------------   ------------------   -------------------

Marketing and promotion                            841,632             792,886            2,429,720             2,900,501
Research and development                           590,419             467,399            1,511,842             1,475,496
General and administrative                         601,226             610,165            1,624,668             1,756,259
                                         ------------------    ----------------   ------------------   -------------------

     Operating expenses                          2,033,277           1,870,450            5,566,230             6,132,256
                                         ------------------    ----------------   ------------------   -------------------

     Earnings (loss) from operations           (3,814,507)              32,357          (5,312,403)           (1,005,925)

Other income (expense):
     Interest expense                             (35,318)            (29,051)             (92,105)             (117,596)
     Interest income                                12,584              31,285               53,046                79,121
     Miscellaneous                                 (4,983)             (5,745)              (4,961)               (5,498)
                                         ------------------    ----------------   ------------------   -------------------
                                                  (27,717)             (3,511)             (44,020)              (43,973)
                                         ------------------    ----------------   ------------------   -------------------

     Net earnings (loss)                      ($3,842,224)             $28,846         ($5,356,423)          ($1,049,898)
                                         ==================    ================   ==================   ===================

Weighted average number                          5,005,166           4,936,416            5,005,166             4,921,105
   of common and common
   share equivalents outstanding
                                         ==================    ================   ==================   ===================

Earnings (loss) per share                          ($0.77)               $0.01              ($1.07)               ($0.21)
                                         ==================    ================   ==================   ===================

See accompanying notes to condensed consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)

                      Nine Months Ended September 30, 1997


                                       Common Stock
                             -----------------------------------
                                                                   Additional                                  Total
                                Number of                           Paid-in            Accumulated         Shareholders'
                                 Shares            Amount           Capital              Deficit               Equity
                             ----------------   -------------   -----------------    ----------------     -----------------
Balance at
 December 31, 1996                 5,005,166             ---         $25,060,978        ($7,759,106)           $17,301,872

Net loss                                 ---             ---                 ---         (5,356,423)           (5,356,423)
                             ----------------   -------------   -----------------    ----------------     -----------------

Balance at
 September 30, 1997                5,005,166             ---         $25,060,978       ($13,115,529)           $11,945,449
                             ================   =============   =================    ================     =================




See accompanying notes to condensed consolidated financial statements.

                       nVIEW Corporation and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30
                                                                                1997                    1996
                                                                          -----------------       -----------------
Cash flows from operating activities:
   Net loss                                                                   ($5,356,423)            ($1,049,898)

   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                 444,113                 590,570
     Loss on disposal of fixed assets                                                  553                  19,267
     Loss on abandonment of patents                                                 46,961                     ---

     Changes in assets and liabilities increasing (decreasing) cash:
       Receivables, net                                                          4,753,443             (1,783,023)
       Inventories                                                               3,572,796               (830,380)
       Prepaid expenses                                                          (122,576)                (42,078)
       Income taxes receivable                                                         ---                 508,277
       Accounts payable                                                        (3,973,424)               3,458,409
       Accrued expenses                                                          (214,837)               (160,174)
                                                                          -----------------       -----------------

         Total adjustments                                                       4,507,029               1,760,868
                                                                          -----------------       -----------------

   Net cash provided by (used in) operating activities                           (849,394)                 710,970
                                                                          -----------------       -----------------

Cash flows from investing activities:
   Additions to property and equipment                                           (235,573)               (272,603)
   Purchase of patents and other assets                                            (7,553)                 (8,638)
                                                                          -----------------       -----------------

   Net cash used in investing activities                                         (243,126)               (281,241)
                                                                          -----------------       -----------------

Cash flows from financing activities:
   Stock options exercised                                                             ---                 168,700
                                                                          -----------------       -----------------

                                                                                                        (Continued)


                       nVIEW Corporation and Subsidiaries

                                  (Unaudited)


                                                                               Nine Months Ended
                                                                                 September 30
                                                                            1997               1996
                                                                      -----------------   ----------------
Net increase (decrease) in cash and cash equivalents                      ($1,092,520)           $598,429

Cash and cash equivalents at beginning of period                             1,802,596          1,404,816
                                                                      -----------------   ----------------

Cash and cash equivalents at end of period                                    $710,076         $2,003,245
                                                                      =================   ================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                    $127,519           $136,949
                                                                      =================   ================

  Cash paid during the period for income taxes                                     ---            $40,326
                                                                      =================   ================


See accompanying notes to condensed consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)








1. The accompanying unaudited consolidated financial statements of nVIEW Corporation (the "Company") have been prepared by the Company pursuant to the instructions for Form 10-Q and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods of for the year ended December 31, 1997. These interim consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

3. Inventories at September 30, 1997, and December 31, 1996, consist of the following:


                                      September 30,               December 31,
                                               1997                       1996
                                               ----                       ----

                 Raw material            $3,356,553                 $6,734,966
                 Work in process             82,904                    211,399
                 Finished goods           4,985,507                  5,051,395
                                        -----------                -----------
                   Inventories          $ 8,424,964                $11,997,760
                                        ===========                ===========

4. As of September 30, 1997, the Company was not in compliance with one of the financial covenants required by the Company's demand loan and security agreement with a bank. Subsequent to September 30, 1997, the lender declined to waive the non-compliance but stated that it will forbear from enforcing its rights and remedy under the agreement until February 6, 1998, the expiration date of the revolving line of credit, on the condition the Company enters into an acceptable forbearance agreement. The terms of the forbearance agreement will include reducing the revolving line of credit from $7 million to $2.5 million, and provide that all new advances continue to be at the discretion of the bank. No amounts had been advanced under the existing loan as of as of the date of this filing.

        The lender also informed the Company the term of the Loan and Security Agreement will not be extended past February 6, 1998. While the Company is currently exploring alternate financing and anticipates closing a new financing agreement prior to the expiration of its existing line of credit, there can be no assurance that it will be successful in doing so.

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the United States standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee (IASC). It replaces primary EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements, which are subject to risks and uncertainties. Accordingly, the Company's actual results could differ materially from those anticipated in these forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect management's analysis only as of the date hereof.

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Results of Operations

The net loss for the first nine months of 1997 was $5.4 million, or $1.07 per share, compared to a net loss of $1.0 million, or $.21 per share for the same period of 1996. For the third quarter of 1997, the net loss was $3.8 million, or $.77 per share, compared to net income for the third quarter of 1996 of $29 thousand, or $.01 per share.

Sales decreased 32% to $15.8 million for the first nine months of 1997 from $23.3 million for the first nine months of 1996. The biggest component of this change was a $6.8 million decrease in LCD panel products sold. The market for panels has been replaced by portable projectors and as such, the Company is no longer developing projection panels, but will continue to sell out its existing inventory. For the third quarter of 1997, sales decreased 59% to $3.5 million from $8.5 million for the third quarter of 1996. The primary component of this change was a $3.5 million decrease in projector products sold in the third quarter of 1997 compared with the third quarter of 1996.

As demonstrated above, a significant portion of the decline for the first nine months of 1997 occurred in the third quarter and consisted of a 29% decline in the average sales price of projectors, as well as a 40% decline in the volume of projectors sold. These declines are part of a continuing trend in the Company's traditional audio visual channels and can be attributed to the following factors:

a. shorter product lives are creating excess inventories resulting in rapid and significant reductions in the average sales prices of the Company's current product lines;

b. the Company is continuing to sell older model VGA products at reduced prices in an effort to reduce inventory levels on hand;

c. the lack of portability and other key features in the Company's existing product line is reducing the volume of products sold in all channels;

d. a continued increase in the number of competitors in the portable projector market is negatively impacting both the average sales prices and volume of product sold.

In the Company's Original Equipment Manufacturers (OEM) channel, a decrease also occurred in 1997 due to the winding down of the Company's private label agreement with Polaroid Corporation. For the third quarter of 1997, sales to Polaroid Corporation comprised 9% of the Company's sales as compared to 30% for the third quarter of 1996. The Company does not anticipate any future sales to Polaroid Corporation.

Also contributing to the decline in sales in 1997 was the Company's decision to exit the computer distribution channel, due to the high marketing expenses associated with the distribution contracts. This decision resulted in a 70% decrease in sales to computer distributors for the first nine months of 1997 compared to the first nine months of 1996. In the third quarter of 1997, there were no sales to computer distributors.

Gross profit as a percentage of sales was 2% for the nine months, and a negative 51% for the quarter ended September 30, 1997, compared to 22% in each of the respective periods of 1996.

In a response to competitors' pricing and overall unfavorable market conditions, the Company reduced prices on the majority of its product lines. This impacted the Company's polysilicon VGA and SVGA projectors which are purchased from Matsushita Corporation and sold under the nVIEW label. The Company also found it necessary to reduce prices on its older SVGA Digital Light Processing (DLP) projectors which were being outsold by the Company's newer DLP projector with intelligent XGA compression. Finally, the Company was responding to the anticipated release of new generation SVGA and XGA portable projectors scheduled for the fourth quarter of 1997.

The decline in gross profit margins for both the nine months and quarter ended September 30, 1997 was also due to a $1.8 million increase in the Company's inventory reserve. This increase was required in order to reduce the inventory carrying value to estimated net realizable value for certain of the products discussed above, as well as others.

Operating expenses decreased 9% to $5.6 million (35% of sales) for the first nine months of 1997 from $6.1 million (26% of sales) for the comparable period of 1996. For the third quarter of 1997, operating expenses were $2.0 million (59% of sales), up slightly from the $1.9 million (22% of sales) for the third quarter of 1996.

Marketing and promotion expenses for the first nine months of 1997 decreased $471 thousand from the same period of 1996. For the third quarter of 1997, marketing and promotion expenses increased $49 thousand from the comparable period of 1996. As a percentage of sales, marketing and promotion expenses were 15% and 12% for the first nine months of 1997 and 1996, respectively. For the quarters ended September 30, 1997 and 1996, marketing and promotion expenses were 24% and 9% of sales, respectively.

The $471 thousand decrease in sales and marketing expenses in the first nine months of 1997 was the result of a decision made in the latter part of 1996 to reduce the level of spending on advertising, due in part to increased OEM sales during 1996, where product is sold and marketed under the customer's label.

The $49 thousand increase in sales and marketing expenses for the third quarter of 1997 resulted from the net effect of the decrease in OEM sales to Polaroid Corporation and the Company's decision to place more emphasis on the Company's audio visual channel through increased marketing and sales support spending.

Research and development expenses were comparable for the first nine months of 1997 and 1996. For the third quarter of 1997, research and development expenses increased $123 thousand from the third quarter of 1996. As a percentage of sales, research and development expenses were 10% and 6% for the first nine months of 1997 and 1996, respectively. For the quarters ended September 30, 1997 and September 30, 1996, research and development expenses were 17% and 6% of sales, respectively.

The $123 thousand increase in research and development expenses in the third quarter of 1997 is attributable to increased development costs relating to the Company's new high end LCD-XGA fixed installation projector designed for the home theater, board room and work station markets, scheduled for release in the first quarter of 1998. The Company also incurred costs to develop the improved video feature on its D700 series of DLP projectors. This improved video was released for production early in the fourth quarter of 1997.

For the first nine months of 1997, general and administrative expenses decreased $132 thousand from the first nine months of 1996. General and administrative expenses were comparable for the quarters ended September 30, 1997, and September 30, 1996. As a percentage of sales, general and administrative expenses were 10% and 8% for the first nine months of 1997 and 1996, respectively. For the quarters ended September 30, 1997 and September 30, 1996, general and administrative expenses were 17% and 7% of sales, respectively.

The $132 thousand decrease in general and administrative expenses in the first nine months of 1997 was comprised primarily of a $115 thousand payment received in settlement of a suit filed against another company.

Other expenses were $44 thousand for the first nine months of both 1997 and 1996. For the third quarter of 1997, other expenses increased $24 thousand from the comparable period of 1996. Lower interest income was earned in the third quarter of 1997 and only partially offset interest expense incurred during the same period. The lower interest income resulted from lower cash balances on hand during that same time period.

Financial Condition

Total assets decreased from $24.2 million at December 31, 1996 to $14.6 million at September 30, 1997. The majority of the decrease occurred in cash, accounts receivable and inventories.

Cash and cash equivalents decreased to $710 thousand at September 30, 1997 from $1.8 million at December 31, 1996. This decrease was caused by lower overall sales in the first nine months of 1997 resulting in lower cash collections in the third quarter of 1997. In addition, the Company purchased and paid for additional polysilicon SVGA projectors from Matsushita Corporation during the third quarter of 1997, thereby reducing cash.

Net receivables decreased by $4.8 million from December 31, 1996 to September 30, 1997, primarily as a result of decreased sales for the quarter ended September 30, 1997 ($3.5 million) compared to the quarter ended December 31, 1996 ($11.2 million) and reduced receivable balances from computer distributors and Polaroid Corporation.

Inventories decreased to $8.4 million at September 30, 1997 from $12.0 million at December 31, 1996. The Company continues to sell older model products which were produced in previous periods. Because certain portions of the Company's inventory were sold at significantly reduced prices in the third quarter of 1997, the Company increased its inventory reserve by $1.8 million at September 30, 1997, also contributing to the decrease in inventories. Finally, the Company reduced its purchases of DLP light engines and related components in the third quarter of 1997, in response to decreased sales.

Current liabilities decreased 61% to $2.7 million at September 30, 1997 from $6.9 million at December 31, 1996. The decrease resulted from reduced component purchases discussed above.

On September 30, 1997, the Company had total working capital of $11.2 million as compared to $16.3 million at December 31, 1996. The current ratio increased to
5.2 at September 30, 1997 from 3.4 at December 31, 1996. The increase is primarily due to a decrease in current liabilities at a greater rate than the corresponding decrease in current assets.

Shareholders' equity decreased to $11.9 million at September 30, 1997 from $17.3 million at December 31, 1996. The decrease is a result of the net loss incurred in the first nine months of 1997.

Liquidity and Capital Resources

Cash on hand was sufficient to fund operations during the first nine months of 1997. Accordingly, the Company did not draw on its line of credit during this period. The Company was not in compliance with one of the financial covenants under its bank line of credit measured at September 30, 1997. Subsequent to September 30, 1997, the lender declined to waive the non-compliance but stated it will forbear from enforcing its rights and remedy under the agreement until February 6, 1998, the expiration date of the revolving line of credit, on the condition the Company enters into an acceptable forbearance agreement. Terms of the forbearance agreement will include reducing the revolving line of credit from $7 million to $2.5 million, and all new advances continue to be at the discretion of the bank. The Company believes existing cash, cash generated from on-going operations and the revolving bank line of credit will be adequate to meet the anticipated operating and financing activities of the Company for the immediate future.

The lender also informed the Company the term of the Loan and Security Agreement will not be extended past February 6, 1998. While the Company is currently exploring alternate financing and anticipates closing a new financing agreement prior to the expiration of its existing line of credit, there can be no assurance that it will be successful in doing so. No amounts had been advanced under the existing loan as of the date of this filing.

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

The Company's Diamond series projector products use a subassembly developed and produced only by Texas Instruments ("TI"). The subassembly will be phased out of production in the first half of 1998 and the Company will no longer develop products based on that technology. The Company believes it will obtain sufficient quantities of the subassembly to meet demand, prior to end of life of this single source component. Additionally, the Company's new products in development for 1998 release are based on alternate technologies, and as with any developing technology, unknown circumstances outside the Company's control could affect availability of critical components.

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

The Company is continuing its efforts to reduce inventory levels and sell older inventory. Price reductions of certain of the Company's older products have resulted in lower gross margins. This trend is likely to continue as older inventory continues to be liquidated and as the current products become less attractive in the market place due to the introduction of new products by the Company or its competitors.

At September 30, 1997, the Company was in default under some of its covenants in its loan and security agreement evidencing a line of credit with a bank. The lender declined to waive the noncompliance, but stated it will forebear from enforcing its rights and remedies under the agreement until February 6, 1998, the expiration date of the loan, on the condition that the Company enters into an acceptable forbearance agreement. No amounts had been advanced under the loan as of the date of this filing. Terms of the forebearance agreement will include reducing the revolving line of credit from $7 million to $2.5 million, and all new advances will continue to be at the discretion of the bank. The Company is currently seeking alternative financing prior to the expiration of this loan agreement, however, there can be no assurance that it will be able to do so.

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

Dated: November 19, 1997



                                                 nVIEW CORPORATION



                                            By: /s/ Angelo Guastaferro
                                                -----------------------
                                                Angelo Guastaferro
                                        President, Chief Executive Officer



                                           By: /s/ Jerry W. Stubblefield
                                               -------------------------
                                               Jerry W. Stubblefield
                                              Chief Financial Officer