Form 10-K
period 1997-12-31
NVIEW CORP
filed 1998-04-15
CIK 873371


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 1997   Commission file number 0-19492

                            nVIEW CORPORATION
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

             Securities registered pursuant to Section 12(b) of the
              Act: None Securities registered pursuant to Section
                               12(g) of the Act:
                        Common Stock, without par value.
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price as reported in The Wall Street Journal on February 27, 1998, was $4,271,486. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,005,166 shares of Common Stock on February 27,1998.

                               nVIEW CORPORATION

                       Annual Report on Form 10-K for the
                      Fiscal Year Ended December 31, 1997


                               Table of Contents



PART I                                                                                          Page


Item 1                 Business                                                                    3
Item 2                 Properties                                                                  6
Item 3                 Legal Proceedings                                                           7
Item 4                 Submission of Matters to a Vote
                         of Security Holders                                                       7

PART II

Item 5                 Market for Registrant's Common Equity
                         and Related Stockholder Matters                                           7
Item 6                 Selected Financial Data                                                     8
Item 7                 Management's Discussion and
                         Analysis of Financial Condition and
                         Results of Operations                                                    10
Item 8                 Financial Statements and
                         Supplementary Data                                                       16
Item 9                 Changes in and Disagreements with
                         Accountants on Accounting and
                         Financial Disclosure                                                     16


PART III

Item 10                Directors and Executive Officers
                         of the Registrant                                                        17
Item 11                Executive Compensation                                                     18
Item 12                Security Ownership of Certain
                         Beneficial Owners and Management                                         20
Item 13                Certain Relationships and
                         Related Transactions                                                     21

PART IV

Item 14                Exhibits, Financial Statement Schedule,
                         and Reports on Form 8-K                                                  21






                                     PART I

Item 1.           Business

         Certain statements in this Form 10-K are forward-looking in nature and involve risks and uncertainties. Investors are cautioned that the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein. The
Company makes forward-looking statements relating to new markets, anticipated gross margins, new product introductions, year 2000 issues, and availability of products manufactured on behalf of the Company. Factors that could cause actual results to differ from those in the forward looking statements include, but are not limited to, the following: (1) uncertainties relating to the impact of competitive pricing, competitive products and market acceptance and demand for the Company's current products and new product introductions; (2) uncertainties relating to new technologies, availability of components, dependence on third party suppliers, and manufacturing capabilities; (3) new markets for the Company's products - the Company's product in development, the P1500
Professional Series projector, is designed specifically for the professional market, with applications in professional video, rental and staging, and home theater environments. There can be no assurance that the product will be successful in these markets.

         In addition, the Company makes forward looking statements regarding its ability to fund future operations through cash flow and borrowings under a new
Loan and Security Agreement (the "Agreement") with a financial institution.
Several factors may cause actual results to differ including, but not limited to, reduced sales due to the above described factors, difficulty collecting its accounts receivable, reduction in the amount available for borrowing under the loan as that amount is based on a formula applied to eligible receivables as defined by the lender, and shift in sales volume to foreign sales, which sales are not included as eligible receivables for calculating the borrowing base under the Loan Agreement.

General

         nVIEW Corporation ("nVIEW" or the "Company"), a Virginia corporation founded in 1987, designs, manufactures and markets projection systems incorporating electronic image display technologies, including liquid crystal display ("LCD") and Digital Light Processing(TM) ("DLP(TM)") subsystems to project large, high quality images from a variety of computer and video sources.

         The Company's projection systems allow audiences to view computer and video images in group settings and to interact with these images in real time.
The products are used in business, education, entertainment and other settings to facilitate group communication. The Company previously designed and produced projection panels for use in conjunction with an overhead projector, and now produces projectors incorporating the light source, optical path and imaging component in one product. The market for projection panels diminished as the volume and variety of projectors increased and, therefore, the Company no longer develops and manufactures the panel products.



Technology

         The Company designs electronic drivers and controls, some of which are manufactured to the Company's specifications by other manufacturers, to drive products using LCD and DLP imaging systems. Through ongoing research and development, the Company actively pursues advancements in imaging technologies, to enhance the performance of existing products and the development of new products.






Products

          The Company's projection systems are compatible with most personal and desktop computers on the market.

         Projectors:

         nVIEW DIAMOND Series - The DiaMonD Series of projectors incorporates the DLP subsystem developed by Texas Instruments Incorporated. This reflective imaging technology projects bright, clear images with high contrast ratios, absolute picture uniformity, and full color from the middle to all edges of the projected image. All projectors in the series include a motorized zoom lens, built-in control panel and an infrared remote allowing full computer mouse control, as well as controls for source selection, brightness, contrast, volume, curtain and power. The projectors accept up to four source connections simultaneously, two computer and two video (video available only on models supporting video images).
o The D700 displays data only images at 700 lumens in 800 x 600 (SVGA) resolution and resized resolutions from 640 x 480 (VGA) up to 1024 x
         786 (XGA), and is video upgradeable.
o        The D705 displays data and video images at 700 lumens in 800 x 600
         (SVGA) resolution and resized resolutions from 640 x 480 (VGA) up to 1024 x 768 (XGA).

         nVIEW L-600 Series - The L-600 Series of multimedia projectors utilizes three 0.9" polysilicon LCDs. The projectors weigh just 11 pounds, display up to
16.7 million colors, and feature a PC card slot, allowing the presenter to store and display presentations without connecting a desktop or laptop computer. Other features include a manual zoom lens, a built-in control panel and an infrared remote, allowing wireless control of source selection, brightness, contrast, volume, curtain and lamp on/off functions. One computer and one video source may be connected simultaneously.
o The L-605 projects data and video at 450 lumens in 800 x 600 (SVGA) resolution and displays resized resolutions from 640 x 480 (VGA) up to 1024x768 (XGA).
o The L-600 projects data only in 800x600 (SVGA) resolution, and resized images from 640 x 480 (VGA) up to 1024 x 768 (XGA) resolution at 450 lumens, and is video upgradeable.

         nVIEW L-800 Projector - The L-800 Projector is a true XGA (1024 x 768) resolution projector, using three 1.3" polysilicon LCDs to display 16.7 million colors at 650 lumens. Features include power zoom and power focus of the automatically retracting lens, and lens shift capability to raise or lower the image up to 10 degrees without keystone effect. The projector has "picture in picture" capability, allowing the presenter to run a video image inside a computer presentation. Controls are available through either the on-board control panel or the infrared remote. Image resizing capability allows the projector to display resolutions from 640 x 480 (VGA) through 1280 x 1024
(SXGA).



         New Products and Products in Development

         The Company is currently developing the first product in its new series of projectors, the nVIEW Professional Series. The P1500 is the Company's first product developed specifically to target the high end fixed installation projector market, and is expected to be available in the second quarter of 1998.
Features of the product include true XGA (1024 x 768) resolution, and a modular design allowing the end user to select the exact configuration appropriate for the application and to upgrade the product as new features and capabilities
(such as HDTV, SXGA resolution, etc.) become available. Professional quality video capability will be available by configuring the projector to include technology by Snell & Wilcox Limited, with which the Company has a joint development agreement.

         The Company can provide no assurance that this product will be completed or, if completed, will achieve market acceptance.






Sales, Marketing and Distribution

         nVIEW has developed and supports a worldwide distribution network with the ability to demonstrate and sell the Company's products to a wide range of end users, primarily through dealers, distributors, and presentation specialists. Sales representatives are located throughout the US, in Europe and in Latin America. The Company is pursuing new channels of distribution, in addition to its existing customers, in preparation for the introduction of the nVIEW Professional Series projectors. New potential markets include but are not limited to, professional video environments, rental and staging applications, and home theater environments.

         The Company's sales by geographic region for each of the years ended
December 31, 1997, 1996 and 1995 are summarized in Note 11 of the Notes to the Company's Consolidated Financial Statements contained elsewhere in this Report.

Customer Service

         The Company has established a customer service and support department that provides telephone support, technical training and hardware repair to distributors, dealers and end users. The Company's products are typically covered by a one-year warranty for parts and labor (excluding bulbs) from the date of sale to the end-user. Non-warranty work is guaranteed for 90 days. The
Company performs warranty and repair service at its headquarters and through Authorized Service Centers located worldwide.

Manufacturing and Supply

         During 1997 the Company received its Certificate of Registration to ISO
9001 standards, indicating the Company has documented its quality management standards, has provided objective evidence that it follows such standards, and has successfully completed a registration audit of its Quality Management System by an independent auditing agency. The Company is subject to continuing audits in order to maintain its registration to ISO 9001 standards.

         The principal components of the Company's products are LCD and DLP subsystems, case parts, and electronic subassemblies. The Company procures and tests parts manufactured to the Company's specifications and delivers certain electronic components to its subcontractors for subassembly. The Company contracts with high quality, competitive component manufacturers, and then performs final assembly and testing in its Newport News, Virginia facility.

         The Company's L-600 and L-800 series of LCD polysilicon projectors are manufactured for the Company through a single supplier. Should the supplier be unable to provide the Company with these products, the Company's future results of operations could be materially affected.

         The Company purchases LCD subsystems from a single supplier. The supplier also manufactures and markets LCD projection products in competition with those manufactured by nVIEW. Should the supplier be unable or unwilling to provide the Company with these subsystems, the Company would seek an alternate source of supply, possibly requiring product redesign and/or delays in product delivery, which could materially affect the Company's future results of operations.


         A key component of the professional video version of the Company's new
Professional Series product is available from a single supplier, Snell & Wilcox, with which the Company has a joint development agreement and a supply agreement.
Should this component be unavailable or available only in limited quantities, the Company's future results of operations could be materially effected.

         The Company normally ships products immediately upon receipt of an order, consistent with product availability, except when a specific delivery date beyond that is requested by the customer. Due to the modular design, custom configuration concept of the nVIEW Professional Series projectors, it is anticipated products in that series will be completed upon receipt of an order.

Competition

         nVIEW believes the ability to compete in the high-end and fixed installation projection products market depends on certain key product characteristics including image quality, resolution and brightness, feature options, ease of operation and price. Size and weight are also significant factors in the portable projector market, in addition to the other factors noted above.

         The Company faces competition from established competitors and expects significant additional competition as new technologies, applications and products are introduced, and as more competitors enter the market. Most of the Company's competitors have significantly greater financial, technical and marketing resources than nVIEW. In the portable and conference room markets major competitors include but are not limited to, InFocus Systems, Seiko-Epson, Proxima, Sharp, ASK, Davis, Sony, Sanyo, Panasonic and Hitachi. In the high end and fixed installation market, competitors include InFocus Systems, Sanyo, Sony, Mitsubishi, Electrohome, AmPro and Barco.

Research and Development

         The Company recognizes the importance of research and development to its success in the marketplace. Research and development expenses were approximately $1,918,000, $1,994,000, and $4,704,000 for the years ended
December 31, 1997, 1996 and 1995, respectively. The higher research and development expenses in 1995 primarily related to the development of the DLP based projector series and the nFINITY projector.

Employees

         The Company currently employs 80 employees, with 18 engaged in engineering, 21 in manufacturing, 14 in sales and marketing, 6 in customer service and 21 in finance and administration. The Company's employees are not represented by any collective bargaining organization and nVIEW has never experienced a work stoppage.

Patents, Licenses and Trademarks

         nVIEW attempts to protect its intellectual, trade and published property through the use of patents, trademarks, copyrights and other prudent protection means. The Company requires employees, and consultants to execute confidentiality agreements.



         Since its inception, the Company has actively sought patent protection for a number of inventions and processes believed to be important to certain business goals. The Company currently holds several patents in the United
States, with corresponding protection typically sought in Japan, Taiwan, Korea and the 17 member countries of the European Patent Office.

         While the value of individual patents vary, the Company believes other factors, such as speed of product development, access to emerging technologies and accurate market research may be of equal or greater importance in maintaining its technology and/or competitive position.

Item 2.           Properties

         The Company's facility is located in Newport News, Virginia and consists of approximately 34,700 square feet of office, light manufacturing and storage space. This space is leased in accordance with a lease agreement expiring in December 2002.





         Financial commitments under the Company's leases are summarized in Note
5 of the Notes to the Consolidated Financial Statements contained in this report.

Item 3.           Legal Proceedings

         The Company is not a party to any material legal proceedings. However, the Company may from time to time, in the ordinary course of business, become involved in legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1997.

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



                     NASDAQ/NM - CLOSING SALES PRICES - PER SHARE



                                     1997                                  1996
                             High            Low                   High             Low
                             ----            ---                   ----             ---


First Quarter                   $4-5/8        $2-13/16                 $4-1/2          $3-1/8
Second Quarter                   2-7/8         1-13/16                 9-7/16           4-1/4
Third Quarter                    2-1/4          1-7/16                  6-5/8           3-7/8
Fourth Quarter                   1-7/8           13/16                  6-3/8           2-7/8


         On February 27, 1998, there were 304 holders of record of the Company's Common Stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

         Since the Company first registered its shares for sale to the public in 1991, it has not paid cash dividends and has retained any available earnings to finance research and development and operations. During February 1998, the Company entered into a loan and security agreement with a lending institution which prohibits distributions to shareholders. The Company will be prohibited from making distributions to shareholders as long as the loan and security agreement is in place.

         The Nasdaq Stock Market instituted new initial and continued listing requirements, effective February 23, 1998. The Company has been notified that it is not in compliance with one of the continued listing requirements for the Nasdaq National Market and is evaluating steps to bring the Company into compliance and is researching alternative trading mechanisms.

Item 6.  Selected Financial Data

         The selected data presented below under the captions "Statements of Operations Data" and "Balance Sheet Data" as of and for each of the years in the five year period ended December 31, 1997, are derived from the consolidated financial statements of nVIEW Corporation and subsidiaries, which have been audited by KPMG Peat Marwick LLP, independent public accountants. The consolidated financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, and the independent auditors' report thereon, are included elsewhere herein.


                                                                         Years ended December 31,
                                          ---------------------------------------------------------------------------------------
                                                1997               1996              1995             1994              1993
                                          ----------------    --------------     -------------    -------------    --------------
                                                                   (in thousands, except per share data)
                                                              --------------     -------------    -------------    --------------


Statements of Operations Data:
Sales                                              $19,883           $34,525           $32,876          $35,870           $33,555
Cost of good sold                                   21,575            27,469            26,794           23,272            21,728
                                          ----------------    --------------     -------------    -------------    --------------

   Gross profit                                    (1,692)             7,056             6,082           12,598            11,827
                                          ------------------- --------------     -------------    -------------    --------------

Operating expenses:
 Marketing and promotion                             3,253             3,688             6,841            5,194             7,689
 Research and development                            1,918             1,994             4,704            2,998             2,064
 General and administrative                          2,279             2,072             2,369            2,358             2,234
 Restructuring charge                                    -                 -                 -                -               433
 Litigation expense                                      -                 -                 -              127               353
 Insurance reimbursement of
   litigation expense                                    -                 -                 -            (550)                 -
                                          ----------------    --------------     -------------    -------------    --------------
 Operating expenses                                  7,450             7,754            13,914           10,127            12,773
                                          ----------------    --------------     -------------    -------------    --------------

   Earnings (loss) from operations                 (9,142)             (698)           (7,832)            2,471             (946)

Other income (expense):
 Interest expense                                    (191)             (191)             (113)             (41)              (55)
 Interest income                                        57               104               132              344               344
 Miscellaneous                                        (33)              (20)                 1                -               (3)
                                          ----------------    --------------     -------------    -------------    --------------
                                                     (167)             (107)                20              303               286
                                          ----------------    --------------     -------------    -------------    --------------

Earnings (loss) before income taxes                (9,309)             (805)           (7,812)            2,774             (660)
Income tax expense (benefit)                             -                 -              (35)              234                 -
                                          ----------------    --------------     -------------    -------------    --------------

Net earnings (loss)                               ($9,309)            ($805)          ($7,777)           $2,540            ($660)
                                          ================    ==============     =============    =============    ==============
Net earnings (loss) per share - basic              ($1.86)           ($0.16)           ($1.59)            $0.52           ($0.13)
                                          ================    ==============     =============    =============    ==============
Weighted average common shares
outstanding                                          5,005             4,942             4,899            4,885             4,946
                                          ================    ==============     =============    =============    ==============
Net earnings (loss) per share - diluted            ($1.86)           ($0.16)           ($1.59)            $0.51           ($0.13)
                                          ================    ==============     =============    =============    ==============
Weighted average common and                          5,005             4,942             4,899            4,953             4,946
potentially dilutive shares outstanding
                                          ================    ==============     =============    =============    ==============




                                                                               December 31,
                                          --------------------------------------------------------------------------------------
                                               1997                1996              1995             1994             1993
                                          ---------------     ---------------    -------------    -------------    -------------
                                                                              (in thousands)
                                                              ---------------    -------------    -------------    -------------
Balance Sheet Data:
Working capital                                    $7,409             $16,309          $16,125          $22,235          $19,785
Total assets                                        9,966              24,182           21,587           32,430           28,095
Shareholders' equity                                7,993              17,302           17,542           25,259           22,848


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Fiscal Year 1997 Compared with Fiscal Year 1996

Sales decreased 42% to $19.9 million in 1997 from $34.5 million in 1996. For the first six months of 1997, quarterly sales averaged $6.2 million, while for the second six months of the year, quarterly sales averaged $3.8 million; a reduction of 39%. The Company believes that future quarterly sales will continue at or below the average for the second six months of 1997, until it begins shipping the new P1500 projector series.

The significant decrease in sales in 1997 was caused by declining sales of the Company's DLP projectors, a portion of which was due to reduced sales under the Company's original equipment manufacturing agreement with Polaroid Corporation. DLP projector sales under this agreement represented $3.3 million in 1997 compared to $7.0 million in 1996. This contract ended under its terms in the third quarter of 1997. Non-Polaroid DLP projector sales declined in 1997 by $3.1 million from 1996. Overall, the loss of market share in the Company's traditional audio visual ("AV") distribution channels, on a worldwide basis, resulted in the 1997 sales decline. Management believes that this continuing trend is caused by the following factors:

a. rapid technological changes are shortening product lives and creating excess inventories;
b. excess inventories are forcing significant reductions in the average selling prices of projectors to more quickly reduce inventory levels;
c. an increased number of competitors are producing products with improved features over those available in the Company's DLP projector series, thereby reducing volumes sold.

Additionally, the limited credit capacity and unfavorable credit history of certain international customers is negatively impacting volumes sold.

Further declines in 1997 sales resulted from a $7.4 million reduction in LCD panel product sales in 1997 from 1996, as the industry shifted away from projection panels and toward portable projectors. The Company no longer develops LCD projection panel products, and will continue to sell the remaining inventory of such products until depleted.

During 1997, the Company exited the computer distribution channel, due to the high marketing expenses associated with the distributor contracts. As a result, sales to computer distributors decreased by $1.5 million in 1997 compared to 1996. No future sales are anticipated in this channel.

In 1997, the Company continued to sell custom products, consisting of flat panel monitors and related items. Sales in this product line were $2.0 million in 1997 and $2.2 million in 1996. As the Company transitions into new vertical markets with the P1500 projector series, future sales of non-projector products are expected to decline.

The combined effect of the non-renewal of the Company's OEM agreement with Polaroid, exiting the computer distribution channel, the decline in LCD panel product sales and anticipated decline in custom product sales will reduce future annual sales by approximately $6 million or 30% of 1997 sales. The Company intends to offset this decline with new shipments of the P1500 projector series scheduled for release in the summer of 1998.

The Company's gross profit margin declined to a negative 9% in 1997 from 20% in 1996, due in part, to the declining average selling prices explained above. However, a majority of the negative margin was the result of a $4.4 million write-down of inventory to net realizable value.

The Company is also experiencing higher cost of sales due to idle capacity in its manufacturing facility, caused by lower production levels in response to the decline in sales volumes during the second half of 1997. This idle capacity will continue until the production of the new P1500 projector commences.

The Company's 1997 gross profit was also impacted by the approximately 18% of 1997 sales of product purchased from Matsushita Corporation and sold under the nVIEW label at lower gross profit margins than are achieved from proprietary products. The Company intends to include this product offering in the future because such sales require no research and development costs, thereby offsetting the lower gross profit margins.

Until the Company has completed its transition into new vertical markets, existing product sales will continue to generate at or near break-even gross margins.

Operating expenses decreased 4% in 1997 to $7.5 million, from $7.8 million in 1996.

Marketing and promotion expenses decreased 12% to $3.3 million in 1997 from $3.7 million in 1996. Increased product reliability surrounding the DLP projector series in 1997 resulted in lower overall warranty expense. Additionally, sales commissions decreased in response to lower sales in 1997 verses 1996. As a result of the Company's exit from the computer distribution channel, related marketing expenses declined proportionately. During 1998, management believes marketing and promotion expenses will increase to support the product launch of the new P1500 projector.

Research and development expenses decreased 4% to $1.9 million in 1997 from $2.0 million in 1996. However, in the second six months of 1997, research and development expenses increased from the comparable period of 1996. This fluctuation is the result of increased development costs relating to the Company's new P1500 projector series targeted for new vertical markets and expected to be released during 1998. As a result, management will allow controlled increases in research and development expenses in 1998 to develop this new product.

General and administrative expenses increased 10% to $2.3 million in 1997 from $2.1 million in 1996. The majority of this increase was the expense associated with increasing the Company's allowance for doubtful accounts.

The Company must generate quarterly sales higher than the average quarterly sales for the second six months of 1997 in order to cover its current level of operating expenses. Until the Company begins shipping the new P1500 projector series, it expects to continue to experience net operating losses.

Other expenses increased 56% to $167 thousand in 1997 from $107 thousand in 1996. This net change consisted of lower earned interest income in 1997 as a result of lower overall cash balances. Additionally, a nominal amount of losses from fixed asset disposals was recorded as a result of the Company's closing of its European sales office in the fourth quarter of 1997. Expenses and payments associated with the Company's prior loan agreement are included here.

No income tax expense was recorded for the year ended December 31, 1997 or 1996. The Company's cumulative net operating loss carryforward at December 31, 1997 is approximately $11 million.

Fiscal Year 1996 Compared with Fiscal Year 1995

Sales increased 5% to $34.5 million in 1996 from $32.9 million in 1995. The majority of the increase was achieved in the fourth quarter of 1996 with sales of $11.2 million, the highest quarterly sales in the Company's history. For the first nine months of 1996, sales were at levels below the comparable period of 1995. The sharp increase in the fourth quarter of 1996 resulted from sales of the SVGA zoom focus model of the DLP projector which was introduced in the third quarter of 1996. Contributing to the SVGA DLP projector sales was an original equipment manufacturer (OEM) agreement with Polaroid Corporation signed during the third quarter of 1996. Also contributing to the SVGA DLP projector sales was increased demand from existing European and Pacific Rim customers, as well as expanded distribution in these countries. Sales outside of the United States
(US), including sales to Polaroid Corporation, were $16.4 million or 48% of 1996 sales compared to $9.5 million or 29% of 1995 sales.

Although favorably accepted in the European and Pacific Rim countries, the SVGA DLP projector was not received as favorably in the US. US sales were $18.1 million or 52% of 1996 sales compared to $23.4 million or 71% of 1995 sales. The decrease in US sales began early in 1996 and intensified throughout the year, as new competitors entered the projection market and new product introductions increased pricing pressures on the Company's products, particularly VGA resolution products.

The Company also experienced decreased demand for its LCD panel products, which accounted for 29% of 1996 sales verses 63% of 1995 sales. Management believes sales of LCD panels will continue to decline in absolute dollars and as a percentage of total sales.

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

In 1996, the Company's gross profit percentage decreased from a high of 26% for the quarter ended June 30, 1996 to a low of 17% for the quarter ended December 31, 1996. Several factors caused this decrease in gross profit in 1996. First, the Company entered into OEM agreements which typically generate lower sales prices than sales of the Company's branded products. Second, increased pricing pressure resulting from the entry of new competitors into the projection market, as well as the number of new competitive products in the market for the Company's branded products, resulted in decreased sales prices. Third, the Company purchased the L-500 projector series from a supplier and marketed it under the nVIEW label, resulting in both lower operating costs as well as lower profits. Lastly, the Company continued to sell older, more mature products at reduced prices.

Operating expenses decreased 44% to $7.8 million (22% of sales) in 1996 from $13.9 million (42% of sales) in 1995. Overall, 1996 operating expenses decreased significantly due to management's implementation of significant cost reduction measures.

Marketing and promotion expenses decreased 46% to $3.7 million (11% of sales) in 1996 from $6.8 million (21% of sales) in 1995. In 1995, significant marketing and promotion dollars were spent to support the anticipated launch of the DLP projector. In 1996, management's overall plan to improve the Company's performance, which included targeted expense reduction, resulted in decreased marketing and promotion expenses, consisting primarily of outside advertising agency costs, print advertising and other promotional expenditures. The decrease in advertising was consistent with the Company's entrance into OEM selling arrangements, which require only limited marketing and promotional support costs.

Research and development expenses decreased 58% to $2.0 million (6% of sales) in 1996 from $4.7 million (14% of sales) in 1995. The decrease was primarily related to the timing of new product development. In 1995, the nFINITY and the Z350 products were designed and introduced, and the nFINITY was redesigned later in the year. Additionally, the Company performed substantially all development related to the first projector utilizing DLP subsystems in 1995. In 1996, the D400 series was successfully introduced to market with minimal additional development investment. Furthermore, the Company introduced the L-500 series of projectors in 1996 which were manufactured by a supplier and private labeled by the Company. As a result, minimal research and development dollars were incurred internally.

General and administrative expenses decreased 13% to $2.1 million (6% of sales) in 1996 from $2.4 million (7% of sales) in 1995. The majority of the decrease was caused by management's decision to reduce the outsourcing of certain services as well as a decrease in executive compensation.

Other expense was $107 thousand at December 31, 1996, compared to other income of $20 thousand at December 31, 1995. The net decrease reflected increased interest expense under the Company's borrowing agreement with a bank. The interest expense primarily consisted of non-performance fees and the amortization of loan origination costs.

No income tax expense was recorded for the year ended December 31, 1996 compared to a $35 thousand benefit in 1995. On both a pre-tax and after-tax basis, the Company incurred losses of $805 thousand in 1996 and $7.8 million in 1995. The amount of the net operating loss carryforward at December 31, 1996 was approximately $4.1 million.

Liquidity and Capital Resources

Cash balances on hand at December 31, 1996 as well as cash generated from accounts receivable collections during 1997 were sufficient to fund operations in 1997.

In 1998, the Company's needs for capital will include not only paying on-going operating expenses, but also funding letters of credit in favor of at least two key component suppliers. As part of the Company's plans to enter new vertical markets with the P1500 projector, capital will also be required to fund initial "ramp up" purchases of the key components used to build the P1500. ln addition, the Company will require cash resources of approximately $400 thousand to purchase tooling and test equipment to support the P1500. These combined needs will be funded through existing cash balances, future accounts receivable collections and the Company's line of credit (subject to the availability described below). The Company believes such sources will be adequate to meet the needs described herein. However, there can be no assurance that these sources of funds will be sufficient.

The Company's sales are generated from a relatively small number of products. In addition, the markets in which the Company competes are characterized by rapidly changing technology, requiring constant product innovation. Most of the Company's existing products are at or near the end of their respective product life cycles. The Company is currently in the process of developing a new product line, which is expected to be available for sale in the second quarter of 1998. Although management believes that this new product line will gain acceptance in the marketplace and will provide the Company access to new markets, there can be no assurance that the new product line will be completed on a timely basis or that the products will be accepted in the marketplace. Lack of acceptance of the new product line, especially in light of the age of the Company's existing products, could have a material adverse effect on the Company's results of operations and financial position.

At December 31, 1997, the Company was under a forbearance agreement with its lender. On February 23, 1998, the Company terminated the $2.5 million line of credit to which the forbearance agreement related and simultaneously entered into a new loan and security agreement which is described below. There were no amounts outstanding under the terminated credit agreement as of the termination date.

The Company entered into a Loan and Security Agreement (the "Agreement") with a lender on February 23, 1998. Amounts available to borrow under the Agreement are based upon the results of an advance percentage applied to eligible receivables, as defined by the lender, and are capped at $2 million until the Company begins selling its new P1500 projector and until the lender is satisfied such sales are eligible for inclusion in the borrowing base. The advance percentage will decrease if the Company exceeds a minimum formula defined in the Agreement. Availability under the Agreement as of the date of this filing is approximately $1.2 million, of which $650 thousand is assigned to support a stand-by letter of credit in favor of a supplier. The maximum amount that may be advanced under the Agreement is $5 million. Availability under the Agreement will fluctuate on a daily basis and will decrease if accounts receivable become ineligible, as defined in the Agreement. This availability will also decrease if sales of the P1500 do not occur or if such sales do occur but the lender does not allow the Company to immediately borrow against them, as defined in the Agreement. The Agreement expires February 23, 2001. As of the date of this filing, no amounts have been advanced under the Agreement.

Total assets decreased to $10 million at December 31, 1997 from $24.2 million at December 31, 1996. This $14.2 million decrease consisted principally of decreases in inventory and accounts receivable. Working capital on December 31, 1997 was $7.4 million. The Company's current ratio increased to 4.8 at December 31, 1997 from 3.4 at December 31, 1996.

Cash and cash equivalents decreased to $742 thousand on December 31, 1997 from $1.8 million on December 31, 1996. The net decrease in cash and cash equivalents was used to meet current liabilities and to fund capital equipment purchases in 1997.

Net receivables decreased by $4.7 million from December 31, 1996 to December 31, 1997. This decrease resulted from lower sales during the second six months of 1997. Even though net receivables decreased, the Company's total days sales outstanding increased to 104 days at December 31, 1997 as compared to 71 days at December 31, 1996.

Inventories decreased to $4 million at December 31, 1997 from $12 million at December 31, 1996. This $8 million decrease included a $4.4 million write-down of inventory to net realizable value. Throughout 1997, management reacted to decreased sales by limiting new inventory purchases and focusing the Company on selling older model products. These sales of older model products were typically at higher volume, but lower average selling prices. At December 31, 1997 approximately 67% of the Company's finished goods inventory is comprised of older model products. The Company intends to sell a majority of this inventory by June 30, 1998, at which time the new P1500 projector series is scheduled for shipment.

Current liabilities decreased by 71% to $2 million at December 31, 1997. This significant decline represents reduced inventory purchases during the second six months of 1997, as well as the timing of product purchases from Matsushita Corporation and raw materials receipts used in the DLP product.

Shareholders' equity decreased to $8 million at December 31, 1997 from $17.3 million at December 31, 1996. This decrease is the result of the $9.3 million net loss incurred for the year ended December 31, 1997.

The Company had no outstanding material commitments for capital expenditures at December 31, 1997. As of December 31, 1997 the Company had noncancellable purchase order arrangements with suppliers to purchase inventory at a total cost of approximately $821 thousand. The inventory is scheduled to be received during 1998.

Inflation has not had a significant impact on the Company's results of operations.

Year 2000 Compliance

The Company has performed a preliminary internal review to identify and address the impact on its operating and application software and products related to the year 2000. Based on the results of the initial review, the Company does not anticipate year 2000 issues relating to the products the Company produces and distributes. Year 2000 compliance issues relating to the Company's material requirements planning and other application software can be resolved primarily through replacement and normal upgrades of its software and hardware. The cost of such replacements and upgrades is not expected to be material and the Company anticipates completing these installations during 1999; however, there can be no assurance that such replacements and upgrades can be completed on schedule and within estimated costs.

Risk Factors

In addition to the risk factors noted in liquidity and capital resources, the following discussion of risk factors describes certain aspects of the business environment in which the Company operates. These risk factors, along with other information in this report, should be carefully considered by users of this report.

During 1998 the Company intends to enter new markets in which it has not previously competed. The P1500 projector is the first product in the Professional Series developed by the Company for sale into these new markets. Management has devoted all product development resources of the Company on the new series and the success of the Company is largely dependent on successful launch and market acceptance of the series in the new markets.

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

Revenue from the sale of products is recognized at the time of shipment to the customer. The Company accrues for sales returns and allowances based upon historical rates of returns. While the Company believes its estimated accrual for sales returns and allowances is adequate, future returns could be greater than the accruals and may materially affect future results of operations.

The Company will continue its efforts to sell older inventory. Price reductions of certain of the Company's older products have resulted in lower gross margins. While the Company believes it has adequately reserved its current inventory, rapidly changing technology and short product lives could cause this trend to continue as the Company's current products are superseded in the market place through the introduction of new products by the Company or its competitors.

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

The Nasdaq Stock Market instituted new initial and continued listing requirements, effective February 23, 1998. The Company has been notified that it is not in compliance with certain of the continued listing requirements for the Nasdaq National Market and is evaluating steps to bring the Company into compliance and is researching alternative trading mechanisms.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

Directors

         Stephen C. Adams, age 47, director since 1987. Mr. Adams has been Group Vice President of the POMOCO Group, Inc., a holding company for automobile, real estate, insurance and development concerns, since 1986. Prior to that, he was a partner in the public accounting firm of Hart, Adams and Toney. He is a Certified Public Accountant and received B.S. and M.S. degrees in Accounting from the University of Virginia.

         Edgar M. Cortright, age 74, director since 1987. Mr. Cortright retired in 1983 as President of Lockheed California Company, and is a past Director of the Langley Research Center of the National Aeronautics and Space Administration ("NASA"). He received B.S. and M.S. degrees in Aeronautics from Rensselaer Polytechnic Institute ("RPI") and has received honorary Ph.D. degrees from RPI and George Washington University.

         Angelo Guastaferro, age 65, director since 1994, Chairman since May 1995, President and Chief Executive Officer, April 1996. Mr. Guastaferro retired in 1995 as Vice President - NASA and Federal Systems, Lockheed Missiles and Space Company, Inc. ("Lockheed"), and is a past Deputy Director of NASA Ames Research Center. He received a bachelor's degree from New Jersey Institute of Technology, an MBA from Florida State University, and an AMP from Harvard University.

         James H. Vogeley, age 39, director since 1987. Mr. Vogeley, founder of the Company, served as Chairman of the Board from the Company's inception until May of 1995. He was President and CEO from January 1994 until July 1995. He holds a B.S. degree in Electrical Engineering with Distinction from Duke University.

         Joseph G. Morone, age 44, director since 1996. Dr. Morone has been President of Bentley College, Waltham, Massachusetts, since August 1997. Prior to his arrival at Bentley, he served as Dean of the Lally School of Management and Technology at RPI, from 1993 to 1997. Dr. Morone serves on the Board of Directors of Albany International, the securities of which are traded on the New York Stock Exchange, Transworld Entertainment, and the Board of Directors of New England Medical Center. Dr. Morone received his bachelor's degree from Hamilton College and his doctorate degree from Yale University.

         Grant T. Hollett, Jr., age 45, director since 1996. Mr. Hollett is Vice President and General Manager of Vickers Electronic Systems, an electronics manufacturing firm, a position he has held since 1996. From 1990 until 1996, Mr. Hollett was President of Cherry Electrical Products, a major supplier of electronic components to the automotive industry. Mr. Hollett has extensive experience in administration and quality control management with Energy Pollution Controls, Inc. and Proctor and Gamble Company. A graduate of the United States Navy's nuclear power program, he currently holds the rank of Rear Admiral in the U.S. Naval Reserve. Mr. Hollett is a graduate of Duke University with a bachelor's degree in Mechanical Engineering.

Executive Officers

         Angelo Guastaferro, (see above), Chairman, President, and Chief Executive Officer.

         James H. Vogeley, (see above), Chief Technology Officer.

         Jerry W. Stubblefield, age 49, Chief Financial Officer and Executive Vice President. Mr. Stubblefield joined the Company in January 1992 and became Chief Financial Officer in February 1992, and Executive Vice President in May 1997. He served as Chief Financial Officer of Trico USA, Inc., and Source Telecomputing, Inc., companies wholly or partially owned by a New York based capital investment firm, from July 1988 until September 1991. He graduated in 1980 from Christopher Newport College, with degrees in Business Management and Accounting.

         Diane H. Lingo, age 31, Vice President - Finance and Administration. Ms. Lingo joined the Company in 1992, serving as Accounting Manager, and Director of Finance. Prior to 1992, she was a senior auditor for Ernst & Young LLP in Norfolk, Virginia. She holds a Bachelor of Science in Business Administration with Honors from Old Dominion University and is a Certified Public Accountant.

Item 11.          Executive Compensation

         The following table presents an overview of executive compensation awarded, earned, or paid during 1997, 1996 and 1995 to the Company's President and Chief Executive Officer, and the Company's other executive officers that earned in excess of $100,000 in 1997.

                                            Summary Compensation Table
                                                Annual Compensation


                                                                                   Securities Underlying              All Other
Name and Principal Position          Year       Salary ($)      Bonus ($)               Options (#)                Compensation($)
---------------------------          ----       ----------      ---------               -----------                ---------------


Angelo Guastaferro                   1997       171,000               --                   10,000                     2,248 (1)
President and Chief Executive        1996       176,823               --                   25,000                        --
Officer                              1995             --              --                 25,000(2)                       --
Jerry W. Stubblefield                1997       134,500               --                   17,500                     7,380 (1)
Chief Financial Officer and          1996       101,000               --                    6,000                     6,060 (1)
Executive Vice President             1995       100,846               --                   20,000                     5,594 (1)
John Malone                          1997       133,698               --                     --                      35,955 (4)
Vice President - Sales and           1996         17,308              --                   60,000                        --
Marketing (3)                        1995             --              --                     --                          --


         (1) Includes the Company's matching contribution to its 401(k) retirement savings plan.
         (2) Mr. Guastaferro became an employee of the Company in 1996, serving as a director since 1994 and Chairman since 1995.
         (3) Mr. Malone was employed by the Company from November 1996 until December 1997.
         (4) Relocation reimbursement.

Compensation Committee Interlocks and Insider Participation

The Company's Compensation Committee was comprised of the following directors during 1997: Stephen C. Adams, Edgar M. Cortright and Joseph G. Morone. During 1997, no executive officer of the Company served as a member of the Compensation Committee of another entity, nor did any executive officer of the Company serve as a director of another entity.


                                         Option Grants in Last Fiscal Year


                                                                                                                Potential Realizable
                                                                                                                  Value at Assumed
                                                                                                                   Annual Rates of
                                                  % of Total          Exercise                                       Stock Price
                               Options         Options Granted        or base                                     Appreciation for
                               Granted         to Employees in         price                                         Option Term
           Name                  (#)             Fiscal Year          ($/sh.)        Expiration Dates               5%           10%
           ----                  ---             -----------          -------        ----------------              -------     -----


Angelo Guastaferro                   10,000                  6.06%          $2.10                9/10/03           $4,971    $13,333

Jerry Stubblefield                    5,000                   3.03           4.10      1/16/03 - 1/16/04           $5,886    $14,382
                                      7,500                   4.55           2.10                9/10/03            3,728     10,000
                                      5,000                   3.03           1.07        7/1/03 - 1/1/04            3,254      5,789


Retirement Savings Plan

The Company has a defined contribution plan ("nVIEW Retirement Savings Plan") under Section 401(k) of the Internal Revenue Code in which employees of the Company are eligible to participate. The plan permits employees to elect to invest not more than 15% of their qualified compensation (subject to a maximum imposed on highly-compensated employees each year by the Internal Revenue Code) on a tax-deferred basis in a fixed income fund, a balanced fund, an intermediate bond fund, a small company fund or an equity fund. Participants in the plan have matching Company contributions made to the plan on their behalf equal to 100% of their contributions not to exceed 6% of their base salary. The preceding Summary Compensation Table shows the value of Company contributions made to the plan with respect to the named executive officers in the column marked "All Other Compensation."

In years when operational results warrant, the Company may make a discretionary profit sharing contribution, in addition to the 401(k) match. Participants must have worked a minimum of 1,000 hours and be employed on the last day of the year to receive profit sharing contributions. Contributions are also made to the accounts of participants who have retired, deceased, or become disabled during the plan year. Both the 401(k) match and the profit sharing contributions vest according to the following schedule:


                           Years of Service                Vesting %
                           ----------------                ---------


                                    0-1                          0
                                    1                           10
                                    2                           40
                                    3                           70
                                    4                          100


Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of February 27, 1998, beneficial ownership of shares of Common Stock of the Company of (i) each of the Company's directors and named executive officers who own Common Stock; and (ii) all directors and executive officers as a group. Except as set forth below, the Company is not aware of any person (or group of affiliated persons) who owns beneficially more than 5% of the Common Stock. All directors and executive officers of the Company receive mail at the Company.


                                                                Total Number                              Percent of
                                                                   Shares                                   Common
              Name of Individual or                             Beneficially                                 Stock
           Number of Persons in Group                              Owned                                     Owned
-------------------------------------------------          ----------------------                      -----------------


Stephen C. Adams (1)(2)                                                    21,994                              *
Edgar M. Cortright (3)(2)                                                  52,356                            1.04
Angelo Guastaferro (4)                                                     53,522                            1.06
Grant T. Hollett, Jr. (2)                                                   8,000                              *
Diane H. Lingo (5)                                                          9,145                              *
Joseph G. Morone (2)                                                        8,000                              *
Jerry W. Stubblefield (6)                                                  43,700                              *
James H. Vogeley (7)                                                      772,000                            15.42
Directors and executive officers as a
group (8 persons)                                                         968,717                            18.94


         *Less than 1% ownership.
         (1) Includes 2,118 shares owned by Mr. Adams' wife, Nancy B. Adams. Mr. Adams disclaims beneficial ownership of these shares. Mr. Adams is a director of the Company.
         (2) Includes currently exercisable options to purchase 8,000 shares granted under the Director Plan.
         (3) Includes 27,356 shares owned by a revocable trust for the benefit of Mr. Cortright. Also includes 17,000 shares owned by a revocable trust for the benefit of Mr. Cortright's wife, for which Mr. Cortright disclaims beneficial ownership. Mr. Cortright is a director of the Company.
         (4) Includes 26,000 shares that may be purchased pursuant to incentive stock options granted by the Company.
         (5) Includes 9,125 shares that may be purchased pursuant to incentive stock options granted by the Company.
         (6) Includes 43,500 shares that may be purchased pursuant to incentive stock options granted by the Company.
         (7) Does not include 94,850 shares owned by the Estate of Arthur W. Vogeley, Mr. Vogeley's deceased father and 168,448 shares owned by Mr. Vogeley's mother, Julia B. Vogeley. All of these individuals disclaim beneficial ownership of shares owned by each other.

Item 13.          Certain Relationships and Related Transactions

         None.

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

         10.3 Form of Confidentiality Agreement in effect for 1995 executed by                            *
              employees of nVIEW Corporation. (Incorporated by reference to the
              Registrant's Form 10-K for the fiscal year ended December 31,
              1995, Commission File No. 0-19492, previously filed with the
              Commission.)

         10.4 Lease Agreement, as amended, between Alfred J. Cenname, as                                  *
              lessor and nVIEW Corporation, as lessee. (Incorporated by
              reference to the Registrant's Registration Statement on Form S-18,
              Commission File No. 33-39471, previously filed with the Commission on April 17, 1991.)







   Exhibit
     No.                                       Description
         10.5 nVIEW Corporation 1992 Stock Option Plan. (Incorporated by                                  *
              reference to the Registrant's Form 10-K for the fiscal year ended
              December 31, 1992, Commission File No. 0-19492, previously filed with the Commission.)

         10.6 1994 Long-Term Incentive Plan. (Incorporated by reference to the                            *
              Registrant's Form 10-Q for the quarter ended June 30, 1994,
              Commission File No. 0-19492, previously filed with the
              Commission.)

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







   Exhibit
     No.                                       Description
        10.14 nVIEW Corporation 1996 Non-Employee Director Stock Option Plan.                             *
              (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1996, Commission File No. 0- 19492, previously filed with the Commission.)

        10.15 nVIEW Corporation Incentive Stock Option Agreement - Angelo                                 *
              Guastaferro, dated May 10, 1996
        10.16 nVIEW Corporation Incentive Stock Option Agreement - Jerry                                  *
              W. Stubblefield, dated May 10, 1996
        10.17 nVIEW Corporation Incentive Stock Option Agreement - John                                   *
              F. Malone, dated November 4, 1996
        10.18 Form of nVIEW Corporation Non-employee Director Stock                                       *
              Option Agreement
        10.19 Agreement, dated January 21, 1998, between nVIEW Corporation                               **
              and Snell & Wilcox Limited.
        10.20 Loan and Security Agreement, dated February 23,1998, by and                                **
              between nVIEW Corporation and The C.I.T. Group.
          21. Subsidiaries of nVIEW Corporation.                                                         **
          23. Consent of Independent Auditors.                                                           **
          24. Power of Attorney (appears on Page 26 herein).                                             **

----------------------------------------------------------------------

*        Not filed herewith. In accordance with Rule 12(b)-32 of the General
         Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference.

**       Filed herewith.

         (b) The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997.









Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               nVIEW Corporation




                           By: /s/ Angelo Guastaferro
                               ----------------------
                               Angelo Guastaferro
                     President and Chief Executive Officer
                                 Date: 4/13/98





                         By: /s/ Jerry W. Stubblefield
                             -------------------------
                             Jerry W. Stubblefield
                            Chief Financial Officer
                                 Date: 4/13/98





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




/s/ Angelo Guastaferro                      Director, Chairman                          4/13/98
----------------------                      President and
Angelo Guastaferro                          Chief Executive Officer



/s/ Jerry W. Stubblefield                   Chief Financial Officer                     4/13/98
-------------------------                   (& Principal Accounting Officer)
Jerry W. Stubblefield


/s/ Stephen C. Adams                        Director                                    4/13/98
--------------------
Stephen C. Adams


/s/ Edgar M. Cortright                      Director                                    4/13/98
----------------------
Edgar M. Cortright


/s/ James H. Vogeley                        Director                                    4/13/98
--------------------
James H. Vogeley


/s/ Joseph Morone                           Director                                    4/13/98
-----------------
Joseph Morone


/s/ Grant T. Hollett, Jr.                   Director                                    4/13/98
-------------------------
Grant T. Hollett, Jr.



                  Index to nVIEW Corporation and Subsidiaries
                     Consolidated Financial Statements and
                          Financial Statement Schedule



Consolidated Financial Statements:

   Independent Auditors' Report                                             F-2

   Consolidated Balance Sheets as of December 31, 1997 and 1996             F-3

   Consolidated Statements of Operations for the years ended                F-4
       December 31, 1997, 1996 and 1995

   Consolidated Statements of Shareholders' Equity for the years ended      F-5
       December 31, 1997, 1996 and 1995

   Consolidated Statements of Cash Flows for the years ended                F-6
       December 31, 1997, 1996 and 1995

   Notes to Consolidated Financial Statements                               F-8

Consolidated Financial Statement Schedule -

   Schedule II - Valuation and Qualifying Accounts                         F-18



                          INDEPENDENT AUDITORS' REPORT


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nVIEW Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   /s/ KPMG Peat Marwick LLP

Norfolk, Virginia
February 17, 1998, except
    as to note 7, which is
    as of March 8, 1998





                       nVIEW Corporation and Subsidiaries
                          Consolidated Balance Sheets
                           December 31, 1997 and 1996

                                                    1997          1996
                                                =============   ===========
Assets (note 7)

Current assets:
   Cash and cash equivalents                         $742,063    $1,802,596
   Receivables, net (note 3)                        4,317,967     9,057,646
   Inventories (note 4)                             3,975,958    11,997,760
   Prepaid expenses                                   346,180       331,306
                                                =============   ===========

         Total current assets                       9,382,168    23,189,308
                                                -------------   -----------

Property and equipment, net (note 5)                  459,724       801,641
Other assets, net                                     123,819       191,388
                                                =============   ===========

                                                   $9,965,711   $24,182,337
                                                =============   ===========

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                $1,020,760    $5,890,860
   Accrued warranties                                 197,611       197,611
   Accrued sales returns and allowances               170,429       203,013
   Accrued co-op                                      120,419       105,009
   Accrued payroll                                    206,768       244,358
   Accrued legal fees                                 154,586        33,227
   Other accrued expenses                             102,158       206,387
                                                =============   ===========

         Total current liabilities                  1,972,731     6,880,465
                                                =============   ===========

Shareholders' equity: (note 8)
   Common stock, no par value.
   Authorized 20,000,000 shares;
   5,005,166 issued and outstanding at
   December 31, 1997 and 1996.                             --            --
  Additional paid-in capital                       25,060,978    25,060,978
  Accumulated deficit                            (17,067,998)   (7,759,106)
                                                =============   ===========

         Total shareholders' equity                 7,992,980    17,301,872
Commitments, contingencies and subsequent events
   (notes 2, 4, 6, 7 and 11)
                                                =============   ===========
                                                   $9,965,711   $24,182,337
                                                =============   ===========

See accompanying notes to consolidated financial statements.



                       nVIEW Corporation and Subsidiaries
                     Consolidated Statements of Operations
                  Years ended December 31, 1997, 1996 and 1995


                                                 1997                 1996                   1995
                                           =================    =================     ==================
Sales                                            $19,883,705          $34,524,562            $32,875,800
Cost of goods sold                                21,575,304           27,468,563             26,793,828
                                           =================    =================     ==================

          Gross profit                           (1,691,599)            7,055,999              6,081,972
                                           =================    =================     ==================

Operating expenses:
   Marketing and promotion                         3,252,713            3,687,925              6,841,191
   Research and development                        1,917,947            1,993,508              4,704,348
   General and administrative                      2,279,478            2,072,386              2,368,790
                                           =================    =================     ==================

          Total operating expenses                 7,450,138            7,753,819             13,914,329
                                           =================    =================     ==================

          Loss from operations                   (9,141,737)            (697,820)            (7,832,357)
                                           =================    =================     ==================

Other income (expense):
   Interest expense                                (190,997)            (190,954)              (113,480)
   Interest income                                    57,049              103,934                132,627
   Other income (expense), net                      (33,207)             (20,443)                  1,200
                                           =================    =================     ==================
                                                   (167,155)            (107,463)                 20,347
                                           =================    =================     ==================

          Loss before income taxes               (9,308,892)            (805,283)            (7,812,010)

Income tax benefit (note 9)                               --                   --               (34,765)
                                           =================    =================     ==================

          Net loss                              ($9,308,892)           ($805,283)           ($7,777,245)
                                           =================    =================     ==================

Net loss per share - basic and diluted               ($1.86)              ($0.16)                ($1.59)
                                           =================    =================     ==================

Weighted average
common shares outstanding                          5,005,166            4,941,643              4,898,830
                                           =================    =================     ==================

See accompanying notes to consolidated financial statements.

                       nVIEW Corporation and Subsidiaries
                Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1997, 1996 and 1995

                                                 Common Stock                                    Retained
                                      =================================
                                                                             Additional          Earnings             Total
                                          Number of                           Paid-In          (Accumulated       Shareholders'
                                            Shares            Amount          Capital            Deficit)            Equity
                                      ==================    ===========    ==============    ================    ===============
Balance at December 31, 1994                   4,892,361             --       $24,435,843      $      823,422        $25,259,265

Issuance of restricted stock                         480             --             3,486                  --              3,486

Stock options exercised (note 8)                  11,400             --            56,738                  --             56,738

Net loss                                              --             --                --         (7,777,245)        (7,777,245)
                                      ==================    ===========    ==============    ================    ===============

Balance at December 31, 1995                   4,904,241             --        24,496,067         (6,953,823)         17,542,244

Stock options exercised (note 8)                 100,925             --           564,911                  --            564,911

Net loss                                              --             --                --           (805,283)          (805,283)
                                      ==================    ===========    ==============    ================    ===============

Balance at December 31, 1996                   5,005,166             --        25,060,978         (7,759,106)         17,301,872

Net loss                                              --             --                --         (9,308,892)        (9,308,892)
                                      ==================    ===========    ==============    ================    ===============

Balance at December 31, 1997                   5,005,166             --       $25,060,978       ($17,067,998)       $  7,992,980
                                      ==================    ===========    ==============    ================    ===============

See accompanying notes to consolidated financial statements.

                       nVIEW Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995

                                                                         1997                  1996                1995
                                                                   ================      ================     ===============
Cash flows from operating activities:
   Net loss                                                            ($9,308,892)            ($805,283)        ($7,777,245)
                                                                   ================      ================     ===============
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                       618,347               807,013             690,189
        Loss on disposal of assets                                           34,356                19,326                  --
        Deferred tax expense                                                     --                    --             534,000
        Other adjustments                                                        --                    --               4,686

        Change in assets and liabilities increasing
          (decreasing) cash flows from operating activities:
            Receivables, net                                              4,739,679           (1,226,251)           (776,968)
            Inventories                                                   8,021,802           (1,995,170)           5,903,675
            Prepaid expenses                                               (14,874)                12,190              74,285
            Income taxes receivable                                              --               587,000           (396,000)
            Accounts payable                                            (4,870,100)             3,003,963         (2,969,473)
            Accrued warranties                                                   --              (37,389)                  --
            Accrued sales returns and allowances                           (32,584)              (84,487)              37,500
            Accrued co-op                                                    15,410               (9,088)            (33,008)
            Accrued payroll                                                (37,590)             (115,394)           (166,271)
            Accrued legal fees                                              121,359                 3,332            (32,227)
            Other accrued expenses                                        (104,229)                75,040              36,839
            Other                                                             6,362                 1,957               2,381
                                                                   ----------------      ----------------     ---------------

              Total adjustments                                           8,497,938             1,042,042           2,909,608
                                                                   ================      ================     ===============

              Net cash provided by (used in) operating activities         (810,954)               236,759         (4,867,637)
                                                                   ================      ================     ===============

                                                                                                                  (continued)








                       nVIEW Corporation and Subsidiaries
             Consolidated  Statements  of  Cash  Flows (continued)
                 Years ended  December  31, 1997, 1996 and 1995


                                                                    1997                     1996                   1995
                                                              =================       ==================     ==================
Cash flows from investing activities:
     Purchase of marketable securities                                       --                       --              (195,715)
     Sale of marketable securities                                           --                       --              2,390,593
     Additions to property and equipment                              (243,765)                (393,154)              (499,839)
     Payment of deferred patent costs                                   (5,814)                 (10,736)               (50,924)
                                                             ------------------       ------------------     ------------------
               Net cash provided by (used in)
                 investing activities                                 (249,579)                (403,890)              1,644,115
                                                              -----------------       ------------------     ------------------

Cash flows from financing activities:
   Proceeds from revolving line of credit                                    --                       --             $9,068,000
   Repayments of revolving line of credit                                    --                       --            (9,068,000)
   Stock options exercised                                                   --                  564,911                 56,738
                                                              -----------------       ------------------     ------------------
        Net cash provided by financing activities                            --                  564,911                 56,738
                                                              =================       ==================     ==================

Net increase (decrease) in cash and cash equivalents               ($1,060,533)                 $397,780           ($3,166,784)

Cash and cash equivalents at beginning of year                        1,802,596                1,404,816              4,571,600
                                                              =================       ==================     ==================

Cash and cash equivalents at end of year                               $742,063               $1,802,596             $1,404,816
                                                              =================       ==================     ==================

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                              $207,336                 $145,396               $113,855
                                                              =================       ==================     ==================

   Cash paid during the year for income taxes                           $27,056                  $40,326                 $9,251
                                                              =================       ==================     ==================

See accompanying notes to consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995


(1)       Summary of Significant Accounting Policies

         (a)   Business Activity

         The Company designs, manufactures and markets products to project high quality images from a variety of computer and video sources. The Company's products facilitate large screen viewing of multimedia information in group settings for business, educational, entertainment and other purposes.

         (b)   Principles of Consolidation

         The consolidated financial statements include the financial statements of nVIEW Corporation and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

         (c)   Cash Equivalents

         Cash equivalents consist of certificates of deposit and amounted to $50,600 and $521,404 at December 31, 1997 and December 31, 1996, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         (d)   Inventories

         Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost on a first-in, first-out basis). Cost of work in process and finished goods includes raw materials, direct labor and manufacturing overhead.

         (e)   Property and Equipment

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term. Estimated useful lives range between one and five years.

         (f)   Other Assets

         Other assets consist principally of patents which are stated at cost and amortized using the straight-line method over the estimated useful lives of the respective patents. The total accumulated amortization at December 31,1997 and 1996 was $176,901 and $125,453, respectively.

         (g)   Revenue Recognition

         Revenue from product sales is recognized upon shipment. The Company provides an allowance for estimated future returns, exchanges and price protection.

         (h)   Warranties
                                      F-8
                       nVIEW CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

         (k)   Net Income (Loss) Per Share

         Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common shares outstanding. Prior period amounts have been restated to conform with the presentation requirements of SFAS 128.

         (l)   Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Management believes that the estimates used are reasonable.

         (m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                       nVIEW CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         (n)   Stock-Based Compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

         (o)   Reclassification

         Certain   reclassifications  have  been  made  to  the  1995  and  1996 consolidated financial statements to conform to the 1997 financial statement presentation.

(2)      Certain Risks and Uncertainties

         The Company's sales are generated from a relatively small number of products. In addition, the markets in which the Company competes are characterized by rapidly changing technology, requiring constant product innovation. Most of the Company's existing products are at or near the end of their respective product life cycles. The Company is currently in the process of developing a new product line, which is expected to be available for sale in the second quarter of 1998. Although management believes that this new product line will gain acceptance in the marketplace and will provide the Company access to new markets, there can be no assurance that the new product line will be completed on a timely basis or that the products will be accepted in the marketplace. Lack of acceptance of the new product line, especially in light of the age of the Company's existing products, could have a material adverse effect on the Company's results of operations and financial position.

         Certain components used in the manufacturing of the Company's products are available from a single source. An extended lack of availability of the components supplied by this single source would adversely affect the Company's results of operations. Additionally, all of the components used in the Company's products are purchased from outside sources, some of which are located outside the United States. There is no assurance that trading policies adopted by the United States or foreign governments will not restrict the availability of such components or increase their costs.

         (3)      Receivables

         Receivables at December 31, 1997 and 1996 consist of the following:


                                                                    1997                 1996
                                                                    ----                 ----

Trade accounts receivable, net of allowance
for doubtful accounts of $416,000, and
$240,000 for 1997 and 1996, respectively                              $4,201,154           $8,521,398
Due from customer finance companies                                           --               28,549
Due from suppliers                                                        19,995              481,262
Other                                                                     96,818               26,437
                                                                   -------------        -------------
   Receivables, net                                                   $4,317,967           $9,057,646
                                                                      ==========           ==========


(4)      Inventories

         Inventories at December 31, 1997 and 1996 consist of the following:

                                                            1997                1996
                                                            ----                ----

Raw material                                                 $1,158,830         $6,734,966
Work in process                                                 201,919            211,399
Finished goods                                                2,615,209          5,051,395
                                                              ---------       ------------
     Inventories                                             $3,975,958        $11,997,760
                                                             ==========        ===========


                                      nVIEW CORPORATION AND SUBSIDIARIES
                                  Notes to Consolidated Financial Statements


         During 1997, the Company wrote down its inventories to estimated net realizable value by $4.4 million. As of December 31, 1997, the Company had non-cancelable open purchase order arrangements with suppliers to purchase inventory at a total cost of approximately $821,000. The inventory items are scheduled to be received during 1998.

(5)      Property and Equipment

         Property and equipment at December 31, 1997 and 1996 consists of the following:

                                                              1997              1996
                                                              ----              ----


Furniture and fixtures                                          $358,013          $406,517
Equipment                                                      2,585,975         2,506,363
Leasehold improvements                                           349,956           310,813
                                                             -----------       -----------
                                                               3,293,944         3,223,693
Less accumulated depreciation and
amortization                                                   2,834,220         2,422,052
                                                              ----------        ----------
    Property and equipment, net                                 $459,724          $801,641
                                                              ==========        ==========


(6)      Lease Commitments

         The Company has various operating lease arrangements for equipment and office space. Included in the consolidated statements of operations is approximately $515,000, $588,000, and $567,000 of net rent expense for 1997, 1996 and 1995, respectively. At December 31, 1997, future minimum lease payments under non-cancelable operating leases are as follows:


1998                              $ 439,000
1999                                405,000
2000                                413,000
2001                                429,000
2002                                446,000
                              -------------
                                $ 2,132,000

         Certain office space for which the Company was committed was sublet to others under subleases until December 31, 1997, using the same terms as those offered to the Company. Included in the consolidated statements of operations is approximately $ 262,000, $254,000, and $247,000 of sublease income for 1997, 1996, and 1995, respectively.

(7)      Line of Credit and Letter of Credit

         At December 31, 1997, the Company had a line of credit agreement which expired on February 6, 1998. The line of credit agreement provided for borrowing of up to $7 million at the prime rate plus 1 1/2%. Accounts receivable, equipment, intangibles, inventory and other assets were pledged as collateral. Throughout 1997, the Company was not in compliance with certain financial covenants contained in the borrowing agreement. The lender declined to waive the non-compliance but agreed to forbear from enforcing its rights and remedy until February 6, 1998, the expiration date of the line of credit. Terms of the forbearance agreement included reducing the line of credit from $7 million to $2.5 million, with all advances at the discretion of the lender. At December 31, 1997 there were no borrowings outstanding under the line of credit.

                       nVIEW CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Subsequent to year end, the Company entered into a loan and security Agreement (the "Agreement") with an asset based lender. The Agreement, which expires on February 23, 2001, allows for maximum borrowing of $5 million, subject to certain borrowing base limitations, at the prime rate plus 1 1/2%. Accounts receivable, equipment, inventory, intangibles and other assets are pledged as collateral. The terms of the Agreement contain no financial covenants. At March 8, 1998 the Company had unused borrowing capacity of $1.2 million of which $650 thousand was assigned to support a stand-by letter of credit in favor of a supplier. At March 8, 1998 the Company had not borrowed against the line of credit.

(8)      Stock Option Plans

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

         The 1996 Employee Stock Option Plan provides for the grant of incentive stock options to selected employees to purchase up to 120,000 shares. Options granted under this plan use a variety of vesting schedules and expire five years after vesting. The 1996 Non-employee Directors Stock Option Plan provides for the grant of non-qualified stock options to non-employee directors to purchase up to 100,000 shares. Grants under the Non-employee Directors Plan vest and become fully exercisable on the date of grant and expire in five years.

         At December 31, 1997, the Plans authorize grants to purchase up to 720,517 shares of authorized but unissued common stock, of which 186,184 shares remain available for grant.

         The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 were $1.08, $1.95 and $3.01 on the date of grant using the Black Scholes multiple option-pricing model with the following weighted average assumptions: expected dividend yield 0.0%, volatility factor range of 70% to 86%, risk-free interest rate of 5.5% to 6.3%, and an expected life of 1.18 to 5.18 years.

         The Company applies APB Opinion No. 25 in accounting for its Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                       nVIEW CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



                                                   1997                     1996                   1995
                                                   ----                     ----                   ----

Net loss:
   As reported                                    ($9,308,892)              ($805,283)            ($7,777,245)
   Pro Forma                                      ($9,515,569)            ($1,076,951)            ($8,015,716)
Basic net loss per share:
   As reported                                         ($1.86)                 ($0.16)                 ($1.59)
   Pro forma                                           ($1.90)                 ($0.22)                 ($1.64)
Diluted net loss per share:
   As reported                                         ($1.86)                 ($0.16)                 ($1.59)
   Pro forma                                           ($1.90)                 ($0.22)                 ($1.64)


         Pro forma net loss and net loss per share reflect only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss and net loss per share amounts presented above for options granted prior to January 1, 1995.

Stock option activity during the periods indicated is as follows:


                                             Number of         Weighted-Average
                                              Shares             Exercise Price
                                              ------             --------------

Balance at December 31, 1994                       226,710           $6.15
  Granted                                          281,500            6.19
  Exercised                                         11,400            4.98
  Canceled                                          64,700            6.28
           Balance at December 31, 1995            432,110            6.20
   Granted                                         250,700            4.32
   Exercised                                       100,925            5.60
   Canceled                                        235,840            6.00
Balance at December 31, 1996                       346,045            5.21
   Granted                                         164,988            2.59
   Exercised                                           ---            ---
   Canceled                                         94,260            4.40
Balance at December 31, 1997                       416,773            4.36


                       nVIEW CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



The following table summarizes information about stock options outstanding at December 31, 1997:


                                              Options Outstanding                                         Options Exercisable
                      --------------------------------------------------------------------       ----------------------------------
                                                  Weighted average             Weighted             Number of              Weighted
    Range of                Number                   remaining                 average                shares               average
    exercise             Outstanding              contractual life             exercise            exercisable             exercise
     prices              at 12/31/97                  (years)                   price              at 12/31/97              price
----------------      ------------------      ------------------------      --------------       ----------------      ------------


      $1.07-1.07                  21,488                5.75                    $1.07                           0           $0.00
       1.96-2.28                  89,500                5.53                    $2.13                      12,000           $2.28
       3.49-4.53                 127,675                4.57                    $3.90                      86,175           $3.80
       5.51-7.78                 178,110                3.87                    $6.21                     132,110           $6.27
----------------      ------------------      ------------------------      --------------       ----------------      ------------
       1.07-7.78                 416,773                4.53                    $4.36                     230,285           $5.14


(9)      Income Taxes

         Income tax benefit attributable to income from continuing operations for the year ended December 31, 1995 consisted of:

                                                           1995
                                                           ----
Current tax expense (benefit):
     U.S. Federal                                          ($428,765)
     State                                                  (140,000)

Deferred tax expense (benefit):
     U.S. Federal                                             514,000
     State                                                    20,000
                                                              ------
                                                            ($34,765)
                                                            =========

         No tax benefit or expense was recorded in 1997 or 1996.

                       nVIEW CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         A reconciliation of the components of income tax benefit for the years ended December 31, 1997, 1996 and 1995, computed at the statutory U.S. Federal income tax rate of 34% in 1997, 1996 and 1995 is summarized as follows:


                                                         1997              1996               1995
                                                         ----              ----               ----


Income tax benefit at Federal
     statutory rate                                     ($3,165,000)        ($273,800)       ($2,656,000)
Increase (decrease) resulting from:
     Change in the valuation allowance
        for deferred tax assets                            3,485,000           315,000          2,906,000
     State income tax benefit, net of
        effect of Federal income taxes                     (285,000)          (20,700)           (87,000)
    Stock options exercised                                      ---          (71,700)            (4,000)
    Other                                                   (35,000)           51,200           (193,765)
                                                            --------        ----------          ---------
       Total tax expense (benefit)                    $          ---   $           ---          ($34,765)
                                                     ===============   ===============          =========



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:



Deferred tax assets:                                                             1997             1996
                                                                                 ----             ----

  Accounts receivable, principally due to allowance for doubtful
      accounts, and sales returns and allowances                                    158,000          $91,000
  Inventories, principally due to inventory write downs
      and amounts capitalized for tax purposes                                    2,061,000        1,330,000
  Warranties, principally due to accrual for financial reporting
      purposes                                                                       75,000           75,000
  Other accrued expenses, principally due to accruals for financial
      reporting purposes                                                            163,000          117,000
  Property and equipment, principally due to differences in
      depreciation                                                                  244,000          202,000
  Net operating loss, alternative minimum tax credit and general
      business credit carryforwards                                               4,489,000       1,890,000
                                                                                  ---------       ---------
         Total gross deferred tax assets                                          7,190,000       3,705,000
 Less valuation allowance                                                       (7,190,000)      (3,705,000)
                                                                                 ----------     ------------
               Net deferred tax assets                                        $         ---     $        ---
                                                                              -------------     ------------



         The valuation allowance for the years ended December 31, 1997 and 1996 increased $3,485,000 and $315,000, respectively. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as a reassessment, indicating that it is more likely than not that the benefits will be realized.

         At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $11,000,000 which are available to offset future federal taxable income, if any, through 2011. The Company also has an alternative minimum tax credit of approximately $60,000, which is available to offset future federal regular income taxes, if any, over an indefinite period. Additionally, the Company has a research and development tax credit carryforward of $248,000 which is available to offset future federal regular income taxes, if any, through 2009.

                       nVIEW CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(10)     Retirement Savings Plan

         The Company has a retirement savings (401k) plan. All employees who have completed 90 days of service are eligible under the plan (as amended) and after one year of service, matching contributions are provided by the Company. Eligible employees may contribute up to 15% of their compensation annually with the Company providing an additional contribution equal to the employee contribution, not to exceed 6% of compensation. The Company also has the option of making a discretionary contribution as determined by the Company. The Company expensed contributions of $53,889, $48,051, and $114,604 relating to the retirement savings plan for the years ended December 31, 1997, 1996 and 1995, respectively.

(11)     Subsequent Event

         On January 21, 1998, the Company signed an agreement with Snell & Wilcox Limited ("S&W"). Under the terms of the agreement, S&W will develop and manufacture a certain component (the "S&W component") for use in nVIEW's new product which is under development. Upon nVIEW's acceptance of the S&W component, S&W will receive 750,000 shares of nVIEW's common stock. The delivery date for the S&W component as stated in the agreement is May 15, 1998. The 750,000 shares will be reduced in accordance with the "penalty schedule" as described in the agreement if S&W fails to meet certain time deadlines for delivery and acceptance of the S&W component. Additionally, S&W will receive 250,000 additional shares of nVIEW's common stock if nVIEW orders between 1,000 and 2,000 units of the S&W component. If nVIEW orders more than 2,000 units of the S&W component, S&W will receive an additional 500,000 shares of nVIEW's common stock.

(12)     Geographic Information (Unaudited)

         The following table presents sales by geographic area for each of the years ended December 31, 1997, 1996 and 1995:


                                    1997                 1996                 1995
                                    ----                 ----                 ----


United States                        $10,949,218          $18,080,863         $23,386,240
Europe                                 4,738,821           11,990,178           5,839,614
Pacific Rim                            1,689,659            2,090,433           2,264,254
Other International                    2,506,007            2,363,088           1,385,692
                                  --------------        -------------       -------------

Consolidated                         $19,883,705          $34,524,562         $32,875,800
                                     ===========          ===========         ===========








                       nVIEW CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


 (12)      Quarterly Results of Operations (Unaudited)



                                                                          Quarter
                                           ======================================================================

                                                 First           Second            Third             Fourth
                                                 -----           ------            -----             ------


1997
----
Sales                                             $7,163,449        5,197,395         3,464,537         4,058,324
Gross profit                                       1,625,249          409,808       (1,781,230)       (1,945,426)
Net loss                                           (158,178)      (1,356,022)       (3,842,224)       (3,952,469)

Weighted average common
shares outstanding                                 5,005,166        5,005,166         5,005,166         5,005,166
Net loss per share - basic and diluted         $      (0.03)           (0.27)            (0.77)            (0.79)

1996
----
Sales                                             $7,489,438        7,371,031         8,483,201        11,180,892
Gross profit                                       1,312,365        1,911,158         1,902,807         1,929,668
Net earnings (loss)                              (1,096,632)           17,887            28,846           244,615

Weighted average common
shares outstanding - basic                         4,904,241        4,922,488         4,936,416         5,002,688
Weighted average common and
potentially dilutive shares outstanding -
diluted                                            4,904,241        4,983,588         4,969,491         5,015,367
Net earnings (loss) per share - basic
and diluted                                   $       (0.22)             0.00              0.01              0.05

1995
----
Sales                                             $8,421,795        9,612,615         7,113,271         7,728,119
Gross profit                                       2,762,169        2,673,246           634,401            12,156
Net loss                                           (592,397)        (711,347)       (2,820,776)       (3,652,725)

Weighted average common
shares outstanding                                 4,893,918        4,895,998         4,901,024         4,904,241
Net loss per share - basic and diluted         $      (0.12)           (0.15)            (0.58)            (0.74)


                       nVIEW Corporation and Subsidiaries
                       Valuation and Qualifying Accounts
                  For the Three Years ended December 31, 1997


                                             Balance at         Charged to                                Balance
                                            beginning of         costs and                               at end of
             Description                       period            expenses           Deductions             period
=====================================     ================    ===============   ==================    ================


Year ended December 31, 1997:

     Allowance for doubtful accounts              $240,000            266,069               90,349            $415,720

Year ended December 31, 1996:

     Allowance for doubtful accounts              $390,000           (40,114)              109,886            $240,000

Year ended December 31, 1995:

     Allowance for doubtful accounts              $300,000            141,735               51,735            $390,000
