Form 10-Q
period 1998-03-31
NVIEW CORP
filed 1998-05-15
CIK 873371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT
                                    OF 1934

                 For the quarterly period ended March 31, 1998

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

                                [ X ] YES       [ ] NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1998: 5,005,166 shares of common stock without par value.

                       nVIEW CORPORATION AND SUBSIDIARIES
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1998


                               Table of Contents

                                                                           Page

PART I        FINANCIAL INFORMATION

  Item 1.     Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1998
                (unaudited) and December 31, 1997 . . . . . . . . . . . . . . .3

              Unaudited Condensed Consolidated Statements of Operations
                for the Three Months Ended March 31, 1998
                and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . .4

              Unaudited Condensed Consolidated Statement of Shareholders'
                Equity for the Three Months Ended March 31, 1998 . . . . . . . 5

              Unaudited Condensed Consolidated Statements of Cash Flows for
                the Three Months Ended March 31, 1998 and 1997. . . . . . . . .6

              Notes to Unaudited Condensed Consolidated Financial Statements. .8

  Item 2.     Management's Discussion and Analysis
                of Financial Condition and Results of Operations. . . . . . . .9

PART I.      FINANCIAL INFORMATION

  Item 1.       Financial Statements

                      nVIEW CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets



                                                           March 31, 1998                December 31,
                                                             (Unaudited)                     1997
                                                         ---------------------         ------------------

                    Assets (note 4)
Current assets:
   Cash and cash equivalents                                        $1,497,556                   $742,063
   Receivables, net                                                  2,564,390                  4,317,967
   Inventories (note 3)                                              3,725,106                  3,975,958
   Prepaid expenses                                                    251,887                    346,180
                                                         ---------------------         ------------------

       Total current assets                                          8,038,939                  9,382,168

Property and equipment, net                                            406,409                    459,724
Other assets, net                                                      193,272                    123,819
                                                         ---------------------         ------------------
                                                                    $8,638,620                 $9,965,711
                                                         =====================         ==================

          Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                 $1,406,433                 $1,020,760
   Accrued expenses                                                    831,074                    951,971
                                                         ---------------------         ------------------

       Total current liabilities                                     2,237,507                  1,972,731

Shareholders' equity:
   Common stock, no par value
       Authorized 20,000,000 shares; 5,005,166
       shares issued and outstanding at March 31,
       1998 and December 31, 1997                                          ---                        ---
    Additional paid-in capital                                      25,060,978                 25,060,978
    Accumulated deficit                                            (18,659,865)               (17,067,998)
                                                         ---------------------         ------------------

       Total shareholders' equity                                    6,401,113                  7,992,980
                                                         ---------------------         ------------------

Commitments and contingencies (note 4)
                                                                    $8,638,620                 $9,965,711
                                                         =====================         ==================


         See accompanying notes to condensed consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements of Operations



                                                                           Three Months Ended
                                                                               March 31,
                                                               ---------------------------------------
                                                                     1998                  1997
                                                               -----------------     -----------------



Sales                                                                 $3,007,053            $7,163,449
Cost of goods sold                                                     2,723,398             5,538,200
                                                               -----------------     -----------------

            Gross profit                                                 283,655             1,625,249
                                                               -----------------     -----------------

Marketing and promotion                                                  645,464               851,191
Research and development                                                 561,208               508,769
General and administrative                                               655,937               409,530
                                                               -----------------     -----------------

            Total operating expenses                                   1,862,609             1,769,490
                                                               -----------------     -----------------

            Loss from operations                                      (1,578,954)             (144,241)

Other income (expense):
     Interest expense                                                    (11,010)              (28,390)
     Miscellaneous                                                        (1,903)               14,453
                                                               -----------------     -----------------
                                                                         (12,913)              (13,937)
                                                               -----------------     -----------------

            Net loss                                                 ($1,591,867)            ($158,178)
                                                               =================     =================

Weighted average number of common and common
share equivalents outstanding                                          5,005,166             5,005,166
                                                               =================     =================

Net loss per share - basic and diluted (note 5)                           ($0.32)               ($0.03)
                                                               =================     =================





     See accompanying notes to condensed consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

       Unaudited Condensed Consolidated Statement of Shareholders' Equity





                                         Three Months Ended March 31, 1998

                                       Common Stock
                          -------------------------------------
                                                                     Additional                                  Total
                                 Number of                            Paid-in           Accumulated          Shareholders'
                                   Shares           Amount            Capital             Deficit               Equity
                          --------------------   -------------    ----------------    ----------------    -------------------


Balance at
 December 31, 1997                   5,005,166             ---         $25,060,978       ($17,067,998)             $7,992,980

Net loss                                   ---             ---                 ---         (1,591,867)             (1,591,867)
                          --------------------   -------------    ----------------    ----------------    -------------------

Balance at
 March 31, 1998                      5,005,166             ---         $25,060,978       ($18,659,865)             $6,401,113
                          ====================   =============    ================    ================    ===================



See accompanying notes to condensed consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements of Cash Flows




                                                                             Three Months Ended
                                                                               March 31
                                                                      1998                  1997
                                                               ==================     =================
Cash flows from operating activities:
   Net loss                                                           ($1,591,867)            ($158,178)

   Adjustments to reconcile net loss to
     net cash provided  by  operating
      activities:
        Depreciation and amortization                                     144,278               167,840

        Change in assets and liabilities
         increasing (decreasing) cash flows from
           operating activities:
            Receivables, net                                            1,753,577             1,412,533
            Inventories                                                   250,852             1,619,810
            Prepaid expenses                                               94,293                15,684
            Other assets                                                  (99,425)                 (605)
            Accounts payable                                              385,673            (2,439,076)
            Accrued expenses                                             (120,897)             (292,373)
                                                               ------------------     -----------------

              Total adjustments                                         2,408,351               483,813
                                                               ------------------     -----------------

              Net cash provided by operating activities                   816,484               325,635
                                                               -------------------    -----------------

Cash flows from investing activities:
     Additions to property and equipment                                  (60,884)             (165,441)
     Payment of deferred patent costs                                        (107)               (3,061)
                                                               ------------------     -----------------

               Net cash used in investing activities                      (60,991)             (168,502)
                                                               ------------------     -----------------
                                                                                                                (Continued)



                       nVIEW CORPORATION AND SUBSIDIARIES


                                                                              Three Months Ended
                                                                                   March 31
                                                                         1998                  1997
                                                               ------------------      -----------------
Net increase in cash and cash equivalents                                $755,493              $157,133

Cash and cash equivalents at beginning of period                          742,063             1,802,596
                                                               ------------------     -----------------

Cash and cash equivalents at end of period                             $1,497,556            $1,959,729
                                                               ==================     =================

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                               $22,483                $7,856
                                                               ==================     =================

   Cash paid during the period for income taxes                               ---                   ---
                                                               ==================     =================




     See accompanying notes to condensed consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


1. The accompanying unaudited consolidated financial statements of nVIEW Corporation (the "Company") have been prepared by the Company pursuant to the instructions for Form 10-Q and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the year ended December 31, 1998. These interim consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

3. Inventories at March 31, 1998 and December 31, 1997 consist of the following:



                                                March 31,                 December 31,
                                                     1998                         1997
                                               ----------                 ------------


Raw material                                   $1,127,835                   $1,158,830
Work in process                                   244,093                      201,919
Finished goods                                  2,353,178                    2,615,209
                                             ------------                 ------------
  Inventories                                 $ 3,725,106                  $ 3,975,958
                                             ============                 ============


4. During the first quarter of 1998 the Company entered into a loan and security Agreement (the "Agreement") with an asset based lender. The Agreement, which expires on February 23, 2001, allows for maximum borrowing of $5 million, subject to certain borrowing base limitations, at the prime rate plus 1 1/2%. The borrowing base at March 31, 1998 was approximately $1 million. Accounts receivable, equipment, inventory, intangibles and other assets are pledged as collateral. The terms of the Agreement contain no financial covenants. At May 1, 1998 the Company had not borrowed against the line of credit. However, the Company is a party to a stand-by letter of credit agreement in favor of a supplier for $650,000. Subsequent to March 31, 1998, the Company opened a second stand-by letter of credit in favor of a supplier in the amount of $250,000. Both letters of credit reduce the Company's available credit line under its borrowing agreement with its lender. As of May 1, 1998, there were no outstanding balances under the letters of credit.

5. During 1997, nVIEW adopted FAS 128, Earnings Per Share. All per share amounts presented have been calculated in accordance with FAS 128.

6.       Certain 1997 amounts in the condensed consolidated financial statements
         have  been   reclassified  to  conform  to  1998  financial   statement
         presentation.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results  of Operations

In addition to historical information, this report contains forward-looking statements, which are subject to risks and uncertainties. Accordingly, the Company's actual results could differ materially from those anticipated in these forward-looking statements. Undue reliance should not be placed on these forward- looking statements, which reflect management's analysis only as of the date hereof.

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

The net loss for the first quarter of 1998 was $1.6 million, or $0.32 per share, compared to a net loss for the first quarter of 1997 of $158 thousand, or $0.03 per share.

Sales for the first quarter of 1998 totaled $3.0 million and were 58% less than the comparable period of 1997 and 26% less than the previous quarter ended December 31, 1997. As stated in previous quarters, declining sales continue as a result of both decreased quantities sold and decreased selling prices in the Company's traditional audio visual markets. When compared with the first quarter of 1997, average sales prices of projectors for the first quarter of 1998 fell 29% and volumes of projectors sold during the first quarter of 1998 fell 51%. In response to this situation, the Company intends to release its new P1500 product series in the second quarter of 1998 targeted for sales in new markets with less competition and higher profit margins.

Sales of the Company's DLP products declined 70% in the first quarter of 1998, from the same period of 1997. Sales to Polaroid Corporation under an Original Equipment Manufacturer's (OEM) Agreement comprised 36% of sales during the first quarter of 1997, but 0% for the first quarter of 1998. The OEM agreement ended under its own terms in 1997 and the Company has been unable to replace the Polaroid sales with new business in its existing audio visual distribution channels. Although down from one year ago, sales of the DLP products continue to comprise the majority of the Company's current sales. DLP products represented 44% and 62% of sales for the quarters ended March 31, 1998 and 1997, respectively.

Sales of the Company's projector series sold under the nVIEW label but purchased from Matsushita Corporation increased 51% in the first quarter of 1998 when compared to the first quarter of 1997. A majority of this increase was due to the Company's introduction of its newest products in this series, the L-600 and L-605.

Sales of the Company's LCD panel products represented 5% of sales in the first quarter of 1998, compared to 14% of the Company's sales in the first quarter of 1997. Market demand for LCD panel products has been replaced with portable projectors and is expected to continue to decline. The Company is no longer producing panel products, and all sales have been made from existing inventory.

Gross profit as a percentage of sales decreased to 9% for the quarter ended March 31, 1998 from 23% for the quarter ended March 31, 1997. The reduced gross profit margin resulted from selling older model products at low to break-even margins, and the impact of idle capacity from decreased production. Management anticipates that production will increase in 1998 as the Company's new P1500 product series is manufactured. Also contributing to lower gross profit margins are competitive pressures to reduce prices in the Company's traditional audio visual channels, especially for SVGA products.

Operating expenses increased 5% to $1.9 million for the first quarter of 1998 from $1.8 million for the first quarter of 1997.

Marketing and promotion expenses decreased $206 thousand to $645 thousand for the first quarter of 1998 from $851 thousand for the first quarter of 1997. In response to decreased sales, management took several steps in 1997 to reduce the Company's operating expenses. Specifically, a reduction in work force and the closing of the Company's sales office in the United Kingdom resulted in the majority of the decline in marketing and promotion expenses. Management anticipates increased marketing and promotion expenses in future quarters to support the release of the P1500 projector series.

Research and development expenses increased $52 thousand to $561 thousand for the first quarter of 1998 from $509 thousand for the first quarter of 1997. Development costs increased to support the 1998 release of the Company's new P1500 product series. In the second quarter of 1998, management anticipates research and development expenses will include an amount equal to the fair market value of 750,000 shares of nVIEW common stock issued to Snell & Wilcox Limited ("S&W") in exchange for the development of a certain component to be used in the Company's new P1500 projector series. This transaction is defined in an agreement with S&W dated January 21, 1998 and includes terms which require acceptance of the component by the Company before the shares are issued.

General and administrative expenses increased $246 thousand to $656 thousand for the first quarter of 1998 from $410 thousand for the first quarter of 1997. In 1997, general and administrative costs were reduced by a $115 thousand payment received in settlement of a suit filed against another company. Had this one time payment not occurred, general and administrative costs for the quarter ended March 31, 1997 would have been $525 thousand, or $131 thousand lower than the comparable period of 1998. The increase in 1998 general and administrative expenses resulted from an addition to the Company's allowance for doubtful accounts, in response to an increase in risk associated with certain past due accounts.

Other expenses (net) for the quarters ended March 31, 1998 and 1997 consisted of loan origination fees and other expenses associated with the Company's borrowing arrangement with a bank through February 6, 1998 and with a new lender thereafter. No amounts have been drawn under the Company's current borrowing arrangement, although it has been reserved to secure standby letters of credit in the aggregate amount of $900,000.

No income tax expense was estimated for the first quarters ended March 31, 1998 and 1997 due to the net operating losses incurred for both periods.

Financial Condition

Total assets decreased from $10.0 million at December 31, 1997 to $8.6 million at March 31, 1998. This decrease was the net result of a decrease in accounts receivable partially offset by an increase in cash.

Cash and cash equivalents increased to $1.5 million at March 31, 1998 from $742 thousand at December 31, 1997. In the first quarter of 1998, the Company spent less on purchases of raw materials as it continued to sell finished goods inventory which was on hand at December 31, 1997.

Net receivables decreased by $1.8 million from December 31, 1997 to March 31, 1998. This was the result of decreased sales in the first quarter of 1998 ($3.0 million) compared to the fourth quarter of 1997 ($4.1 million), increased cash collections and the increase to the allowance for doubtful accounts discussed above.

Inventories decreased to $3.7 million at March 31, 1998 from $4.0 million at December 31, 1997. The largest component of this change was a decrease in VGA finished goods, offset by a smaller increase in L-600 and L-605 inventory, the Company's most recent product addition. The Company has not yet begun buying significant components for its new P1500 projector series.

Current liabilities increased by $265 thousand to $2.2 million at March 31, 1998 from $2.0 million at December 31, 1997. This increase relates to the receipt of L-600 and L-605 inventory near the end of the first quarter.

Shareholders' equity decreased to $6.4 million at March 31, 1998 from $8.0 at December 31, 1997. This decrease is due to the net loss incurred during the first quarter of 1998.

Liquidity and Capital Resources

Cash provided by the collection of accounts receivable was sufficient to fund the Company's operations during the first quarter of 1998. Also contributing to the Company's positive cash flow in the first quarter was a reduction in purchases of raw materials. In future quarters, management believes that initial purchases of inventory components to be used in its new P1500 projector series could require the Company to draw on its existing line of credit, subject to availablility. Management intends to carefully monitor its cash, outstanding letters of credit and availability under its line to provide sufficient flexibility to meet its needs.

The Company entered into a three year, $5 million line of credit agreement with a lender on February 23, 1998 ("Agreement"). Amounts available to borrow under the Agreement are based upon the results of an advance percentage applied to eligible receivables, as defined by the lender, and the amount available to borrow is capped at $2 million until the Company begins selling its new P1500 projector and until the lender is satisfied such sales are eligible to borrow against. The advance percentage will decrease if the Company exceeds a minimum formula defined in the Agreement. As of March 31, 1998 the Company was authorized to borrow approximately $1.0 million, of which $650 thousand was reserved to support a standby letter of credit in favor of a supplier. This availability will fluctuate on a daily basis and will decrease if accounts receivable become ineligible, as defined in the Agreement. This availability will also decrease if sales of the P1500 do not occur or if such sales do occur but the lender does not allow the Company to immediately borrow against them, as set forth in the Agreement. As of the date of this filing, no amounts have been borrowed under the Agreement, although $900,000 has been reserved to secure the issuance of two stand by letters of credit.

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

On March 31, 1998, the Company had working capital of $5.8 million. The current ratio decreased to 3.6 at March 31, 1998 from 4.8 at December 31, 1997, as a result of a $1.3 million reduction in current assets and a $265 thousand increase in current liabilities.

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

During 1998 the Company intends to enter new markets in which it has not previously competed. The P1500 projector is the first product in the Professional Series developed by the Company for sale into these new markets. Management has devoted all product development resources of the Company on the new series, and the success of the Company is largely dependent on successful launch and market acceptance of the series in the new markets.

The Company's new products in development for 1998 release are based on single source components, and unknown circumstances outside the Company's control could affect availability of critical components.

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

The Company is continuing its efforts to reduce inventory levels and sell older inventory. Price reductions of certain of the Company's older products have resulted in lower gross margins. This trend is likely to continue until the Company begins significant sales of the P1500, as older inventory continues to be liquidated and as the current products become less attractive in the market place due to the introduction of new products by the Company or its competitors.

The Company has limited availability for borrowing under its line of credit. Management intends to carefully monitor its cash, outstanding letters of credit and availability under its line to provide sufficient flexibility to meet its needs, but there can be no assurance that it will be successful.

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

Dated:            May 15, 1998

                                       nVIEW CORPORATION

                                       By: /s/ Angelo Guastaferro
                                          -------------------------------------
                                             Angelo Guastaferro
                                             President, Chief Executive Officer



                                       By: /s/ Jerry W. Stubblefield
                                          ------------------------------------
                                             Jerry W. Stubblefield
                                             Chief Financial Officer
                                             Executive Vice President