Form 10-Q
period 1998-06-30
NVIEW CORP
filed 1998-08-14
CIK 873371

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                        ACT
                                      OF 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  [X] YES[ ] NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 1998: 6,255,166 shares of common stock without par value.

                       nVIEW CORPORATION AND SUBSIDIARIES
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1998


                                Table of Contents



                                                                                     Page
                                                                                     ----

PART I      FINANCIAL INFORMATION

   Item 1.        Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1998
                 (unaudited)  and December 31, 1997...................................3

                  Unaudited Condensed Consolidated Statements of Operations
                  for the Three Months Ended June 30, 1998
                  and 1997 and the Six Months  Ended June 30, 1998 and 1997...........4

                  Unaudited Condensed Consolidated Statement of Shareholders'
                  Equity for the Six Months  Ended June 30, 1998..................... 5

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                  the Six Months  Ended June 30, 1998 and 1997........................6

                  Notes to Unaudited Condensed  Consolidated  Financial Statements....8

   Item 2.        Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.................. .9


PART I.     FINANCIAL INFORMATION

   Item 1.        Financial Statements

                         nVIEW CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets



                                       June 30,1998          December 31,
                                        (Unaudited)             1997
                                        -------------       -------------
   Assets
Current assets:
   Cash and cash equivalents              $1,077,633            $742,063
   Receivables, net                        2,315,972           4,317,967
   Inventories (note 3)                    2,697,998           3,975,958
   Prepaid expenses                          167,879             346,180
                                        -------------       -------------

          Total current assets             6,259,482           9,382,168

Property and equipment, net                  413,308             459,724
Other assets, net                            162,852             123,819
                                        -------------       -------------
                                          $6,835,642          $9,965,711
                                        =============       =============


   Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                       $1,314,391          $1,020,760

   Accrued expenses                          809,335             951,971
                                        -------------       -------------

        Total current liabilities          2,123,726           1,972,731


Shareholders' equity:
   Common stock, no par value
      Authorized 20,000,000
      shares;
      6,255,166 and 5,005,166
      shares
      issued and outstanding at
      June 30,
      1998, and December 31, 1997,
      respectively.                            ---                 ---

   Additional paid-in capital (note 5)    25,954,103          25,060,978

   Accumulated deficit                   (21,242,187)        (17,067,998)
                                        -------------       -------------

       Total shareholders' equity          4,711,916           7,992,980

Commitments and contingencies
                                        -------------       -------------
                                          $6,835,642          $9,965,711
                                        =============       =============




See accompanying notes to condensed consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations



                                Three Months Ended          Six Months Ended
                              ------------------------  -------------------------
                                     June 30,                   June 30,
                                     --------                   --------
                                1998          1997         1998          1997
                                ----          ----         ----          ----
                              ----------   -----------  -----------   -----------
Sales                        $3,209,204    $5,197,395   $6,216,257   $12,360,844
Cost of goods sold            2,862,180     4,787,587    5,585,578    10,325,787
                              ----------   -----------  -----------   -----------

    Gross profit                347,024       409,808      630,679     2,035,057

Marketing and promotion         660,441       785,364    1,305,905     1,636,555
Research and development
(note 5)                      1,459,220       364,188    2,020,428       872,957
General and administrative      782,758       613,912    1,438,695     1,023,442
                              ----------   -----------  -----------   -----------

    Operating expenses        2,902,419     1,763,464    4,765,028     3,532,954
                              ----------   -----------  -----------   -----------

    Loss from operations     (2,555,395)   (1,353,656)  (4,134,349)   (1,497,897)

Other income (expense):
    Interest expense            (26,962)      (28,396)     (37,973)      (56,787)
    Interest income                (202)       26,376        1,187        40,462
    Miscellaneous                   237          (346)      (3,054)           22
                              ----------   -----------  -----------   -----------
                                (26,927)       (2,366)     (39,840)      (16,303)
                              ----------   -----------  -----------   -----------

    Net loss                ($2,582,322)  ($1,356,022) ($4,174,189)  ($1,514,200)
                              ==========   ===========  ===========   ===========


Weighted average common
shares outstanding            5,582,089     5,005,166    5,295,221     5,005,166
                              ==========   ===========  ===========   ===========

Net loss per share - basic
and diluted (note 6)             ($0.46)       ($0.27)      ($0.79)       ($0.30)




See accompanying notes to condensed consolidated financial statements.

                         nVIEW CORPORATION AND SUBSIDIARIES

         Unaudited Condensed Consolidated Statement of Shareholders' Equity



                              Six Months Ended June 30, 1998



                        Common  Stock
                   ------------------------
                                             Additional                   Total
                      Number of               Paid-in     Accumulated  Shareholders'
                        Shares     Amount     Capital      Deficit        Equity
                   --------------  --------  -----------  -----------  -------------

Balance at
 December 31, 1997     5,005,166      ---    $25,060,978  ($17,067,998)  $7,992,980

Common shares
 issued for
 research and
 development           1,250,000                 893,125                    893,125
Net loss                     ---       ---          ---     (4,174,189)  (4,174,189)
                   --------------  --------  -----------  -----------  -------------

Balance at
 June 30, 1998         6,255,166      ---    $25,954,103  ($21,242,187)  $4,711,916
                   ==============  ========  ===========  ===========  =============




See accompanying notes to condensed consolidated financial statements.

                         nVIEW CORPORATION AND SUBSIDIARIES

             Unaudited Condensed Consolidated Statements of Cash Flows



                                                   Six Months Ended
                                                       June 30
                                                 1998           1997
                                                 ----           ----
 Cash flows from operating activities:
    Net loss                                  ($4,174,189)  ($1,514,200)
    Adjustments to reconcile net loss to
       net cash provided by operating
       activities:
         Depreciation and amortization            237,426       314,339
         Stock issued for research and
         development                              893,125           ---

         Change in assets and liabilities
            increasing (decreasing) cash
            flows from operating
            activities:
             Receivables, net                   2,001,995     3,348,685
             Inventories                        1,277,960     1,770,650
             Prepaid expenses                     178,301       (71,669)
             Other assets                         (98,975)           ---
             Accounts payable                     293,631    (3,265,515)
             Accrued expenses                    (142,636)     (215,304)
                                              ------------   -----------

               Total adjustments                4,640,827     1,881,186
                                              ------------   -----------

               Net cash provided by
                operating activities              466,638       366,986
                                              ------------   -----------

 Cash flows from investing activities:
      Additions to property and equipment       (130,440)      (212,657)
      Payment of deferred patent costs              (628)        (4,169)
                                              ------------   -----------

                Net cash used in investing
                activities                      (131,068)      (216,826)
                                              ------------   -----------




                                                                    (Continued)
                         nVIEW CORPORATION AND SUBSIDIARIES

                                                          Six Months Ended
                                                               June 30
                                                              -------
                                                        1998           1997
Net increase in cash and cash equivalents               ----           ----
                                                        $335,570      $150,160
Cash and cash equivalents at beginning
of period
                                                         742,063     1,802,596
                                                     ------------    ----------
Cash and cash equivalents at end of
period                                                $1,077,633     $1,952,756
                                                     ============    ==========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest             $   31,262     $  171,132
                                                     ============    ==========

   Cash paid during the year for income
   taxes                                              $      ---     $   ---
                                                     ============    ==========



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

       The Company's sales are generated from a relatively small number of products. In addition, the markets in which the Company competes are characterized by rapidly changing technology, requiring constant product innovation. Most of the Company's existing products are at or near the end of their respective product life cycles. The Company is currently in the process of developing a new product line (the P1500 projector is the first product in the nVIEW Professional Series) which is expected to be available for sale in the latter half of 1998. Although management believes that this new product line will gain acceptance in the marketplace and will provide the Company access to new markets, there can be no assurance that the new product line will be completed on a timely basis or that the products will be accepted in the marketplace. Lack of acceptance of the new product line, especially in light of the age of the Company's existing products, could have a material adverse effect on the Company's results of operations and financial position.

3. Inventories at June 30, 1998 and December 31, 1997 consist of the following:

                                        June 30,       December 31,
                                            1998              1997
                                       ---------       -----------
           Raw material              $   783,533       $ 1,158,830
           Work in process                 6,590           201,919
           Finished goods              1,907,875         2,615,209
                                       ---------       -----------
             Inventories             $ 2,697,998       $ 3,975,958
                                     ===========       ===========

4. During the first quarter of 1998 the Company entered into a loan and security Agreement (the "Agreement") with an asset based lender. The Agreement, which expires on February 23, 2001, allows for maximum borrowing of $5 million, subject to certain borrowing base limitations, at the prime rate plus 1 1/2%. The borrowing base at June 30, 1998 was approximately $945 thousand. Accounts receivable, equipment, inventory, intangibles and other assets are pledged as collateral. The terms of the Agreement contain no financial covenants. The Company is a party to two stand-by letters of credit agreements in favor of suppliers for $900 thousand. The letters of credit reduce the Company's available credit line under its borrowing agreement with its lender. As of June 30, 1998 and August 11, 1998, there was no outstanding balance under the line or letters of credit. At August 11, 1998, the borrowing base of approximately $644 thousand was not sufficient to support the outstanding letters of credit. As a result, a portion of the Company's $1.6 million in cash at that date was restricted by the lender in favor of the letters of credit.

5. On May 20, 1998, the Company issued 1,250,000 shares of restricted common stock to a vendor in exchange for research and development of a major component of a new product, the P1500, expected to be released later in the year. The transaction, which was valued by an independent appraisal, resulted in research and development expense of $893,125 for the three and six month periods ended June 30,1998.

6. During 1997, nVIEW adopted FAS 128, Earnings Per Share. All per share amounts presented have been calculated in accordance with FAS 128.

7. Certain 1997 amounts in the condensed consolidated financial statements have been reclassified to conform to 1998 financial statement presentation.

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

Results of Operations

The Company's sales are generated from a relatively small number of products. In addition, the markets in which the Company competes are characterized by rapidly changing technology, requiring constant product innovation. Most of the Company's existing products are at or near the end of their respective product life cycles. The Company is currently in the process of developing a new product line (the P1500 projector is the first product in the nVIEW Professional Series) which is expected to be available for sale in the latter half of 1998. Although management believes that this new product line will gain acceptance in the marketplace and will provide the Company access to new markets, there can be no assurance that the new product line will be completed on a timely basis or that the products will be accepted in the marketplace. Lack of acceptance of the new product line, especially in light of the age of the Company's existing products, could have a material adverse effect on the Company's results of operations and financial position.

The net loss for the six months ended June 30, 1998 was $4.2 million or $.79 per share, compared with a net loss of $1.5 million, or $.30 per share for the same period of 1997. For the quarter ended June 30, 1998, the net loss was $2.6 million or $.46 per share, compared with a net loss of $1.4 million, or $.27 per share for the second quarter of 1997. The Company's 1998 second quarter results include an $893 thousand charge to research and development expense representing the value of stock granted to Snell & Wilcox Limited in exchange for the development of a component of the P1500 projector. This charge was accounted for as a non-cash exchange of stock for goods and recorded at the fair market value of the stock upon delivery of the goods with an offsetting entry to shareholders' equity.

Sales decreased 50% to $6.2 million for the first six months of 1998 compared to $12.4 million for the same period of 1997. Sales of $3.2 million for the second quarter of 1998 were 38% less than the same quarter of 1997 and slightly higher than the $3.0 million recorded in the previous quarter ended March 31, 1998. The Company experienced declines in sales in each successive quarter of 1997. This trend is the result of both decreased quantities and decreased selling prices for products sold in the Company's traditional audio visual channels. For the first six months of 1998, average sales prices for the Company's projectors declined 24% and the quantity of projectors sold declined 23% when compared to the first six months of 1997. The Company's market share in the audio visual channel has continued to decrease due to market conditions which include short product lives, increased competition and declining prices.

In response to this situation, the Company is developing a new product series. The P1500 projector is the first product in the new nVIEW Professional Series and was originally scheduled for release in the second quarter of 1998. The P1500 projector is designed for the professional video market and features a modular design concept, allowing it to be configured to meet the needs of a specific application, and to be modified and upgraded by installing additional printed circuit boards as future capabilities (such as HDTV) become available. The Company has experienced development delays and management expects to release the product during the second half of 1998.

During the first six months of 1998, sales of the Company's Diamond series of projectors declined $4.4 million from the same period of 1997, of which $2.3 million was attributed to a decline in sales to Polaroid Corporation under an Original Equipment Manufacturer's Agreement which ended in 1997. The decline in Diamond series projector sales was partially offset by a $445 thousand increase in sales of the Company's polysilicon projectors which are purchased from a manufacturer and private labeled by the Company. This increase was due to the introduction of both the L-600 SVGA portable projector and the L-800 XGA projector in 1998.

Also contributing to the decline in sales for the first six months of 1998 was a $1.6 million reduction in sales of LCD panel products. This decline was expected as demand has shifted away from panel products to projectors, due to the significant reduction in projector prices and the increased portability of projectors.

For the quarter ended June 30, 1998, sales declined $2.0 million from the same quarter in 1997. This decline included a $1.2 million reduction in sales of the Company's Diamond series of projectors and a $677 thousand decline in the sale of panel products. For the second quarter of 1998, sales of the Company's polysilicon projectors were consistent with the same quarter of 1997.

The Company anticipates selling out substantially all of its remaining older product inventory by September 30, 1998, at which time future quarterly results will be dependent upon selling the new P1500 projector. Continued delays in the release of the P1500 projector could result in significant declines in future quarterly sales.

Gross profit as a percentage of sales was 10% for the six months ended June 30, 1998 compared to 16% for the comparable period of 1997. Quarterly gross profit increased to 11% for the three months ended June 30, 1998 compared to 8% for the same quarter of 1997. Although up slightly for the second quarter of 1998, gross profit margins are expected to remain low until the release of the Company's new P1500 product series. Also contributing to the lower margins were declining sales prices, especially for older model products as the Company continues to deplete its inventory. As a result of selling the older products, the Company is also experiencing idle capacity in its production facility which further reduces gross profit margins. During the second quarter of 1998, the Company also recorded a $163 thousand increase to its inventory reserve.

Operating expenses increased 65% to $2.9 million, and 35% to $4.8 million, for the quarter and six months ended June 30, 1998, respectively. Second quarter 1998 operating expenses include $893 thousand of research and development expense representing the value of stock granted to a vendor in exchange for the development of a component to be used in the new product series.

Marketing and promotion expenses for the first six months of 1998 decreased 20% to $1.3 million from $1.6 million for the same period of 1997. For the quarter ended June 30, 1998, marketing and promotion expenses decreased 16% to $660 thousand from $785 thousand for the same quarter of 1997. The decline in 1998 marketing and promotion expenses is due to the closing of the Company's sales office in the United Kingdom, as well as reduced compensation expense in 1998 as a result of lower personnel levels. The elimination of the Company's agreements with computer distributors also reduced related cooperative advertising expenses in 1998, as did lower promotional expenses in the Company's audio visual channel. Management will allow future growth in marketing and promotion expenses as required to effectively launch new products in the remainder of 1998.

Research and development expenses for the first six months of 1998 increased 131% to $2.0 million from $873 thousand for the same period of 1997. For the quarter ended June 30, 1998, research and development expenses increased 301% to $1.5 million from $364 thousand for the same quarter of 1997. The single largest factor contributing to this increase was an $893 thousand charge to research and development expense representing the value of 1,250,000 shares of the Company's common stock issued to Snell & Wilcox Limited under the terms of an agreement dated January 21, 1998. In consideration for the stock, Snell and Wilcox developed the professional video board to be featured in the Company's new Professional Series product. Snell and Wilcox also agreed to provide the professional video board exclusively to the Company for at least one year. Under the terms of the agreement with Snell & Wilcox, no future stock issuances will be awarded.

General and administrative expenses for the first six months of 1998 increased 41% to $1.4 million from $1 million for the same period of 1997. For the quarter ended June 30, 1998, general and administrative expenses increased 28% to $783 thousand from $614 thousand for the same quarter of 1997. In the first quarter of 1997, a $115 thousand payment was received in settlement of a suit and reduced general and administrative expenses. In the first six months of 1998, the Company recorded a $491 thousand addition to the allowance for doubtful accounts, associated with specific past due accounts, which contributed to the increase noted above.

Other expenses increased $24 thousand for the six months ended June 30, 1998 and $25 thousand for the quarter ended June 30, 1998 from the corresponding periods of 1997. Interest expense for the second quarter of 1998 remained relatively unchanged from the second quarter of 1997 and represents costs associated with the Company's borrowing arrangements during these periods. Interest income, however, has decreased in 1998 compared to 1997 as a result of lower cash balances available for investing.

Financial Condition

Total assets decreased 31% to $6.8 million at June 30, 1998 from $10 million at December 31, 1997. The reduction resulted from a $2 million decrease in accounts receivable and a $1.3 million decrease in inventories. These changes reflect lower sales and the delayed production of the Company's new P1500 projector, which has resulted in lower overall inventory levels. The Company's current ratio is 2.9, down from 4.8 at December 31, 1997.

Cash and cash equivalents at June 30, 1998 were $1.1 million, up $336 thousand from December 31, 1997. Because less inventory was purchased and produced during the second quarter, cash collections from accounts receivable exceeded cash disbursements, resulting in an overall increase in cash balances. Although this increase occurred, actual cash collections in the second quarter were 29% lower than the previous quarter.

Net receivables decreased from $4.3 million at December 31, 1997 to $2.3 million at June 30, 1998. The ending balance of receivables, however is consistent with the previous quarter ended March 31, and reflects lower quarterly sales during the second quarter of 1998 ($3.2 million) compared to the fourth quarter of 1997 ($4.1 million), as well as the impact of a $325 thousand increase to the Company's allowance for doubtful accounts during the quarter.

Inventories decreased $1.3 million from December 31, 1997 to June 30, 1998. The reduction in inventories resulted from the sale of older model VGA projectors and newer Diamond projectors during the second quarter, as the Company continues to sell out existing projector inventories until the release of the P1500. The decline in inventory was partially offset by an increase in the recently introduced L-600 and L-800 poly-silicon projector series.

Current liabilities increased by $151 thousand to $2.1 million at June 30, 1998 from December 31, 1997. This increase reflects the receipt of projectors near the end of the quarter, which are purchased from a manufacturer and private labeled by the Company.

Liquidity and Capital Resources

Cash provided by the collection of accounts receivable and the availability on the line of credit to support letters of credit were sufficient to fund the Company's operations during the second quarter of 1998. Also contributing to the Company's positive cash flow in the second quarter was a reduction in purchases of raw materials.

The Company entered into a three year line of credit agreement with a lender on February 23, 1998 ("Agreement"). Amounts available to borrow under the Agreement are based upon the results of an advance percentage applied to eligible receivables, as defined by the lender, and the amount available to borrow is capped at $2 million until the Company begins selling its new P1500 projector and until the lender is satisfied such sales are eligible to borrow against. The advance percentage will decrease if the Company exceeds a minimum formula defined in the Agreement.

Availability under the Agreement will fluctuate on a daily basis and will decrease if accounts receivable become ineligible, as defined in the Agreement. The availability will also decrease if sales of the P1500 projector do not occur or if such sales do occur but the lender does not allow the Company to immediately borrow against them, as set forth in the Agreement. As of the date of this filing, no amounts have been borrowed under the Agreement, although $900,000 has been reserved to secure two stand by letters of credit.

Current availability under the Company's existing line of credit of approximately $644 thousand combined with cash of $1.6 million is funding current operations and two stand by letters of credit which total $900 thousand. One such letter of credit is in favor of a key supplier of parts used in the P1500 projector, under which there have been no significant deliveries to date. The Company has only used its available line to secure stand by letters of credit and has not drawn on the line since its inception on February 23, 1998. However, in future quarters, management believes that initial purchases of inventory components to be used in its new P1500 projector will require the Company to draw on the line of credit. As a result, during the remainder of 1998, the Company's short-term borrowing needs could exceed its availability under its line of credit, due to product release and/or production delays of the P1500 projector; delays in receiving approval from the Company's lender allowing borrowing against initial P1500 sales, as defined in the Company's loan agreement; declining levels of older inventory which have historically funded current operations; and the inability to predict the timing of collections, inventory deliveries and payments with absolute certainty.

In order to prepare for the potential shortfall in short term capital, management is attempting to reduce one of its letters of credit to provide sufficient flexibility to meet its borrowing needs. Additionally, if required, the Company will plan reductions in discretionary spending. The Company is also in discussions with its lender to attempt to increase the availability under its line of credit, by adding selected foreign receivables and inventory to the borrowing base. There can be no assurance that management will be successful in carrying out these objectives.

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


Over the past several years, the Company has generated losses from operations. The Company expects to continue to incur losses until its P1500 projector achieves market acceptance. There can be no assurances that the P1500 projector will achieve market acceptance at a level sufficient to generate income in any future period.

Management believes that initial purchases of inventory components to be used in its new P1500 projector will require the Company to draw on its line of credit. The Company's short-term borrowing needs could exceed its availability under the line of credit, which is reduced by two stand by letters of credit. (See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition.)

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

The Nasdaq Stock Market instituted new initial and continued listing requirements, effective February 23, 1998. The Company has been notified that it is not in compliance with certain of the continued listing requirements for the Nasdaq National Market and is subject to delisting proceedings. The Company filed an appeal on June 19, 1998, which stays the delisting until the appeal is decided. There can be no assurance that Nasdaq will grant the appeal, nor that the Company will be eligible to move to the Nasdaq SmallCap Market.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      August 14, 1998



                                nVIEW CORPORATION


                           By:  Jerry W. Stubblefield
                                --------------------
                               Jerry W. Stubblefield
                       President, Chief Executive Officer,
                             Chief Financial Officer