Form 10-Q
period 1998-09-30
NVIEW CORP
filed 1998-11-16
CIK 873371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES[ ] NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1998: 6,255,166 shares of common stock without par value.

                       nVIEW CORPORATION AND SUBSIDIARIES
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1998


                                Table of Contents

                                                                                                                    Page

PART I            FINANCIAL INFORMATION

   Item 1.           Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of September 30, 1998
                     (unaudited) and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

                     Unaudited Condensed Consolidated Statements of Operations
                     for the Three Months Ended September 30, 1998
                     and 1997 and the Nine Months Ended September 30, 1998 and 1997 . . . . . . . . . . . . . .. . . .4

                     Unaudited Condensed Consolidated Statement of Shareholders'
                     Equity for the Nine Months Ended September 30, 1998 . . . . . . . . . . .. . . . . . . . . . . . 5

                     Unaudited Condensed Consolidated Statements of Cash Flows for
                     the Nine Months Ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . .6

                     Notes to Unaudited Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . 7

   Item 2            Management's Discussion and Analysis
                     of Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .9


PART II           OTHER INFORMATION

   Item 4.           Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . .15


PART I.           FINANCIAL INFORMATION

         Item 1.                   Financial Statements

                       nVIEW CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


  Assets                                              September 30,       December 31,
                                                          1998                1997
                                                      -------------       ------------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                             $1,120,918          $  742,063
  Receivables, net                                       1,288,812           4,317,967
  Inventories (note 3)                                   2,401,582           3,975,958
  Prepaid expenses                                         207,215             346,180
                                                     -------------       -------------
      Total current assets                               5,018,527           9,382,168

Property and equipment, net                                376,338             459,724
Other assets, net                                          103,826             123,819
                                                     -------------       -------------
                                                        $5,498,691          $9,965,711
                                                     =============        ============

 Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                     $1,581,173          $1,020,760
   Accrued expenses                                        790,781             951,971
                                                     -------------        ------------
      Total current liabilities                          2,371,954           1,972,731
                                                     -------------        ------------

Shareholders' equity (note 5):
  Common stock, no par value
     Authorized 20,000,000 shares;
     6,255,166 and 5,005,166 shares
     issued and outstanding at
     September 30, 1998 and
     December 31, 1997, respectively                           ---                 ---
Additional paid-in capital                              25,954,103          25,060,978
Accumulated deficit                                   (22,827,366)         (17,067,998)
                                                      ------------        -----------

      Total shareholders' equity                         3,126,737           7,992,980
                                                     -------------        ------------

Commitments and contingencies (notes 2, 4)
                                                     -------------        ------------
                                                        $5,498,691          $9,965,711
                                                     =============        ============

     See accompanying notes to condensed consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations




                                                     Three Months Ended                     Nine Months Ended
                                                        September 30,                          September 30,
                                                 1998                1997                1998                 1997
                                       -----------------    ----------------    -----------------    -----------------

Sales                                         $2,038,553          $3,464,537           $8,254,810          $15,825,381
Cost of goods sold                             1,899,836           5,245,767            7,485,414           15,571,554
                                       -----------------    ----------------    -----------------    -----------------
     Gross profit                                138,717          (1,781,230)             769,396              253,827
                                       -----------------    ----------------    -----------------    -----------------

Marketing and promotion                          576,482             841,632            1,882,387            2,429,720
Research and development (note 5)                645,827             590,419            2,666,254            1,511,842
General and administrative                       480,678             601,226            1,919,374            1,624,668
                                       -----------------    ----------------    -----------------    -----------------
     Operating expenses                        1,702,987           2,033,277            6,468,015            5,566,230
                                       -----------------    ----------------    -----------------    -----------------
     Loss from operations                     (1,564,270)         (3,814,507)          (5,698,619)          (5,312,403)

Other income (expense):
     Interest expense                            (21,507)            (35,318)             (59,479)             (92,105)
     Interest income                                 199              12,584                1,385               53,046
     Miscellaneous                                   399              (4,983)              (2,655)              (4,961)
                                       -----------------    ----------------    -----------------    -----------------
                                                 (20,909)            (27,717)             (60,749)             (44,020)
                                       -----------------    ----------------    -----------------    -----------------
     Net loss                                ($1,585,179)        ($3,842,224)         ($5,759,368)         ($5,356,423)
                                       =================    ================    =================    =================


Weighted average common shares
outstanding                                    6,255,166           5,005,166            5,618,719            5,005,166
                                       =================    ================    =================    =================

Net loss per share - basic and
diluted (note 6)                                  ($0.25)             ($0.77)              ($1.03)              ($1.07)
                                       =================    ================    =================    =================

     See accompanying notes to condensed consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

       Unaudited Condensed Consolidated Statement of Shareholders' Equity




                                                    Nine Months Ended September 30, 1998

                                         Common Stock
                            ----------------------------------
                                                                     Additional                                  Total
                                   Number of                          Paid-in           Accumulated          Shareholders'
                                    Shares           Amount           Capital             Deficit               Equity
                            -------------------    -----------    ----------------    ----------------    -------------------
Balance at
 December 31, 1997                    5,005,166            ---         $25,060,978       ($17,067,998)             $7,992,980

Common shares issued
  for research and
  development (note 5)                1,250,000                            893,125                                    893,125
Net loss                                    ---            ---                 ---         (5,759,368)             (5,759,368)
                            -------------------    -----------    -----------------   ----------------    -------------------

Balance at
 September 30, 1998                   6,255,166            ---         $25,954,103       ($22,827,366)             $3,126,737
                            ===================    ===========    ================    ================    ===================


See accompanying notes to condensed consolidated financial statements.

                       nVIEW CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                             Nine Months Ended
                                                                               September 30,
                                                                        1998                   1997
                                                                  ----------------       ----------------
Cash flows from operating activities:
   Net loss                                                            ($5,759,368)           ($5,356,423)
                                                                  ----------------       ----------------

   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
        Depreciation and amortization                                      330,591                444,113
        Loss on disposal of fixed assets                                       ---                    553
        Loss on abandonment of patents                                         ---                 46,961
        Stock issued for research and development                          893,125                    ---

        Change in assets and liabilities increasing
          (decreasing) cash flows from operating activities:
            Receivables, net                                             3,029,155              4,753,443
            Inventories                                                  1,574,376              3,572,796
            Prepaid expenses                                               138,965               (122,576)
            Other assets                                                   (66,620)                   ---
            Accounts payable                                               560,413             (3,973,424)
            Accrued expenses                                              (161,190)              (214,837)
                                                                  ----------------       ----------------

             Total adjustments                                           6,298,815              4,507,029
                                                                  ----------------      -----------------

   Net cash provided by (used in) operating activities                     539,447               (849,394)
                                                                  ----------------       ----------------

Cash flows used in investing activities:
     Additions to property and equipment                                  (158,798)              (235,573)
     Payment of deferred patent costs                                       (1,794)                (7,553)
                                                                  ----------------       ----------------

     Net cash used in investing activities                                (160,592)              (243,126)
                                                                  ----------------       ----------------


Net increase (decrease) in cash and cash equivalents                      $378,855            ($1,092,520)

Cash and cash equivalents at beginning of period                           742,063              1,802,596
                                                                 -----------------     ------------------

Cash and cash equivalents at end of period                              $1,120,918               $710,076
                                                                 =================     ==================
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                  $35,922               $127,519
                                                                 =================     ==================

   Cash paid during the year for income taxes                                  ---                    ---
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

2. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         The Company's sales are generated from a relatively small number of products. In addition, the markets in which the Company competes are characterized by rapidly changing technology, requiring constant product innovation. Most of the Company's existing products are at or near the end of their respective product life cycles. The Company is currently in the process of developing a new product line (the P1500 projector is the first product in the nVIEW Professional Series) but has experienced developmental delays. The product is now expected to be available for sale in limited quantities during the fourth quarter of 1998. Although management believes that this new product line will gain acceptance in the marketplace and will provide the Company access to new markets, there can be no assurance that the new product line will be completed on a timely basis or that the products will be accepted in the marketplace. Lack of acceptance of the new product line, especially in light of the age of the Company's existing products, could have a material adverse effect on the Company's results of operations and financial position.

3. Inventories at September 30, 1998 and December 31, 1997 consist of the following:


                              September 30,                 December 31,
                                       1998                         1997

Raw material                     $1,343,311                   $1,158,830
Work in process                     215,618                      201,919
Finished goods                      842,653                    2,615,209

  Inventories                   $ 2,401,582                  $ 3,975,958


4. During the first quarter of 1998 the Company entered into a Loan and Security Agreement (the "Agreement") with an asset based lender. The Agreement, which expires on February 23, 2001, allows for maximum borrowing of $5 million, subject to certain borrowing base limitations, at the prime rate plus 1 1/2%. Accounts receivable, equipment, inventory, intangibles and other assets are pledged as collateral. The terms of the Agreement contain no financial covenants. Availability under the Agreement fluctuates daily as accounts receivable fluctuate. At September 30, 1998, the borrowing base of $478 thousand was not sufficient to support two stand-by letters of credit totaling $900 thousand in favor of suppliers. As a result, a portion of the Company's cash was restricted by the lender to collateralize the letters of credit. Subsequent to September 30, 1998, one of the letters of credit was reduced, decreasing the aggregate outstanding letters of credit to $600 thousand. As of November 13, 1998, the Company had not borrowed against the line of credit and all availability generated from accounts receivable was being used to secure the letters of credit.

5. On May 20, 1998, the Company issued 1,250,000 shares of restricted common stock to a vendor in exchange for research and development of a major component of a new product, the P1500. The transaction, which was valued by an independent appraisal, resulted in research and development expense of $893,125 for the nine months ended September 30,1998.

6. During 1997, nVIEW adopted FAS 128, Earnings Per Share. All per share amounts presented have been calculated in accordance with FAS 128.

7. Certain 1997 amounts in the condensed consolidated financial statements have been reclassified to conform to 1998 financial statement presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements regarding the development, production and sale of the Company's new professional product line, cash available for operations, and other matters, which are subject to risks and uncertainties. Numerous factors could affect the Company's ability to achieve its anticipated goals, including, but not limited to, delays in the development and production of the P1500 (the first product in the nVIEW Professional Series), market acceptance of the new product, competition, decisions by the Company's lender or suppliers adverse to the Company, and the items discussed herein under the heading "Risk Factors". Accordingly, the Company's actual results could differ materially from those anticipated in these forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect management's analysis only as of the date hereof.

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

The Company's sales are generated from a relatively small number of products. In addition, markets in which the Company competes are characterized by rapidly changing technology, requiring constant product innovation. Most of the Company's existing products are at or near the end of their respective product life cycles and as a result, older product inventories are significantly reduced and will provide a limited revenue stream in future quarters. The Company is currently in the process of developing a new product line (the P1500 projector is the first product in the nVIEW Professional Series) but has experienced development delays of approximately six months. The Company now expects to have limited quantities of the P1500 projector available for shipment in the fourth quarter of 1998. Although management believes that this new product line will gain acceptance in the marketplace and will provide the Company access to new markets, there can be no assurance that the new product line will be completed in the fourth quarter of this year or that the products will be accepted in the marketplace. Lack of acceptance of the new product line, especially in light of the age and depleted inventories of the Company's existing products, could have a material adverse effect on the Company's results of operations and financial position.

The net loss for the nine months ended September 30, 1998 was $5.8 million or $1.03 per share, compared with a net loss of $5.4 million, or $1.07 per share for the same period of 1997. For the quarter ended September 30, 1998, the net loss was $1.6 million or $.25 per share, compared with a net loss of $3.8 million, or $.77 per share for the third quarter of 1997. The Company's 1998 results include an $893 thousand charge to research and development expense representing the value of common stock issued to a vendor in exchange for the development of a component of the P1500. This charge was accounted for as a non-cash exchange of stock for goods and recorded at the fair market value of the stock upon delivery of the goods in the second quarter of 1998.

Sales decreased by $7.6 million, or 48%, during the first nine months of 1998 from the same period of 1997. For the third quarter of 1998, sales declined by $1.4 million, or 41%, from the third quarter of 1997. The Company's quarterly sales have continued a downward trend as a result of both decreased quantities and decreased selling prices for products sold in the Company's traditional audio visual channels. For the first nine months of 1998, average selling prices for the Company's projectors declined 20% and the quantity of projectors sold declined 25%, compared to the first nine months of 1997. The Company's market share in the audio visual channel continues to decrease due to market conditions which include short product lives, increased competition and declining prices.

The Company is currently developing a new product series. The P1500 projector is the first product in the new nVIEW Professional Series and was originally scheduled for release in the second quarter of 1998. The P1500 projector is designed for the professional video market and features a modular design concept, allowing it to be configured to meet the needs of a specific application, and to be modified and upgraded by installing additional printed circuit boards as future capabilities (such as HDTV) become available. During the third quarter of 1998, demonstration units of the P1500 projector were released to the Company's sales representatives who have demonstrated the projector to customers. The Company continues to experience P1500 development delays; however management expects to resolve the issues and to ship limited quantities of the P1500 projector in the fourth quarter of 1998.

For the first nine months of 1998, the largest factor contributing to the decline in sales was the Company's Diamond series of projectors which declined $5.4 million from the first nine months of 1997. A portion of this decline was attributed to a $2.5 million reduction in sales to Polaroid Corporation under an Original Equipment Manufacturer's Agreement which ended in 1997. Additionally, for the first nine months of 1998, sales of the Company's LCD panel products were $2 million below the same period of 1997. The Company has sold out substantially all of its remaining LCD panel inventory as of September 30, 1998.

For the third quarter of 1998, sales of the Company's Diamond series of projectors declined by $998 thousand, while sales of the Company's private label series increased by $213 thousand. The increase in private label series sales demonstrates a shift in the product mix sold as customers move away from the older Diamond line to the newer private label units. Although total sales in 1998 are lower than 1997, sales of the private label units in both the third quarter and first nine months of 1998 grew by 36% and 25% over the respective periods of 1997.

1999 sales will be dependent upon market acceptance of the new P1500 projector. Delays in production of the P1500 projector could result in declines in future quarterly sales below the level in the third quarter of 1998, as the Company has nearly depleted all of its older product inventory.

Gross profit as a percentage of sales was 9% for the first nine months of 1998 compared to 2% for the comparable period of 1997. Quarterly gross profit increased to 7% for the three months ended September 30, 1998 compared to a negative 51% for the same quarter of 1997. 1997 gross profit was lower than 1998 due to relatively large increases to the inventory reserve during 1997. Although up from the comparable periods of 1997, gross profit margin for the third quarter of 1998 declined from 11% for the second quarter of 1998. Gross profit margins are expected to remain low until operations include sales of the Company's new P1500 projector, due to a continuing trend of declining selling prices, especially for older model products as the Company continues to deplete its inventory. As a result of selling the older products, the Company is also experiencing idle capacity in its production facility which further reduces gross profit margins. Increased production should take place once the P1500 projector is released.

Operating expenses decreased 16% to $1.7 million for the third quarter of 1998 when compared to the $2.0 million for the same quarter of 1997. For the nine months ended September 30, 1998, operating expenses increased 16% to $6.5 million from $5.6 million for the same period of 1997. Year to date operating expenses include $893 thousand of research and development expense representing the value of stock issued to a vendor in exchange for the development of a component to be used in the new Professional Series products.

Marketing and promotion expenses for the third quarter of 1998 decreased 32% to $576 thousand from the same quarter of 1997, and 13% from the second quarter of 1998. For the nine months ended September 30, 1998, marketing and promotion expenses decreased 23% to $1.9 million from the same period of 1997. The decrease in marketing and promotion expenses during the third quarter of 1998 was primarily due to reduced sales and marketing personnel resulting in lower compensation expense and related costs associated with recruiting, commissions and travel. Additionally, due to the delay in the release of the Company's new P1500 projector, the Company has delayed certain promotional activities associated with the product's launch. Costs associated with these activities are expected to be incurred as P1500 sales occur.

In addition to the reasons described above, 1998 year to date marketing and promotion expenses were lower than the comparable period of 1997 because the Company ended its contracts with computer distributors in 1997 in order to reduce the related marketing expenses.

For the quarter ended September 30, 1998, research and development expenses increased 9% to $646 thousand over the same quarter of 1997, and decreased 56% from the second quarter of 1998. Research and development expenses for the first nine months of 1998 increased 76% to $2.7 million over the same period of 1997.

For the third quarter of 1998, research and development expenses were higher than the same period of 1997, due to the continued emphasis on completing the Company's new P1500 projector, resulting in higher development costs. These costs were offset, in part, by reduced compensation expense from a year earlier.

The single largest factor contributing to the increase in research and development for the first nine months of 1998 was an $893 thousand charge to research and development expense representing the value of 1,250,000 shares of the Company's common stock issued to Snell & Wilcox Limited under the terms of an agreement dated January 21, 1998. In consideration for the stock, Snell and Wilcox developed the professional video board to be featured in the Company's new Professional Series products. Snell and Wilcox also agreed to provide the professional video board exclusively to the Company for at least one year if certain volume commitments are met, as defined in the agreement.

General and administrative expenses for the third quarter of 1998 decreased 20% to $481 thousand from the same quarter of 1997, and 39% from the second quarter of 1998. For the first nine months of 1998, general and administrative expenses increased 18% to $1.9 million over the same period of 1997. The single largest factor creating lower general and administrative expenses in the third quarter was reduced compensation expense, the result of a smaller executive management group. The year to date increase in general and administrative expenses was the result of an addition to the allowance for doubtful accounts recorded during the second quarter of 1998 associated with specific past due accounts.

Other expenses did not change significantly in 1998 verses 1997, and were comparable in terms of type of expense and amount.

Financial Condition

Total assets decreased 45% to $5.5 million at September 30, 1998 from $10 million at December 31, 1997. The majority of the reduction resulted from a $3 million decrease in accounts receivable and a $1.6 million decrease in inventories, partially offset by an increase in cash. The reduced levels of accounts receivable reflect lower sales and the impact of increases to the allowance for doubtful accounts for specific past due accounts. The reduced inventory reflects the depletion of older product inventory.

The Company's current ratio is 2.1, down from 4.8 at December 31, 1997.

Cash and cash equivalents and restricted cash at September 30, 1998 were $1.1 million, up $379 thousand from December 31, 1997. This increase resulted from the Company's efforts to deplete its stock of older inventory, which has provided a source of cash. Management expects cash collections to decrease in the fourth quarter, as most of the Company's older products have now been sold and marketing of the Company's new P1500 projector has just begun.

Net receivables decreased significantly from $4.3 million at December 31, 1997 to $1.3 million at September 30, 1998. The September 30, 1998 receivables balance reflects lower quarterly sales during the third quarter of 1998 ($2 million) compared to the fourth quarter of 1997 ($4.1 million). Additionally, cash collections during the third quarter of 1998 exceeded sales, thereby lowering the ending balance of receivables. The decrease was also caused by increases to the allowance for doubtful accounts in 1998 of $540 thousand associated with specific past due accounts.

Inventories decreased $1.6 million from December 31, 1997 to September 30, 1998. The majority of the reduction in inventories came from the sale of SVGA and XGA Diamond projectors and the sale of older model VGA inventory and LCD panel products. Because of the older market life of these products, the Company ceased production of these products, which also contributed to the lower inventory. Also contributing, but to a lesser extent, were sales of the Company's private labeled products, which are purchased from a manufacturer.

Current liabilities increased by $399 thousand to $2.4 million at September 30, 1998 from December 31, 1997. This increase reflects the receipt of light engines near the end of the quarter, which will be used in the P1500 projector, as well as the receipt of L600 projectors which are purchased from a manufacturer and private labeled by the Company.

Liquidity and Capital Resources

Cash provided by the collection of accounts receivable and the availability on the line of credit to support letters of credit were sufficient to fund the Company's operations during the third quarter of 1998. Also contributing to the Company's positive cash flow in the third quarter were reduced operating expenses and the timing of inventory receipts near the end of the quarter.

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

Availability under the Agreement fluctuates on a daily basis and decreases if accounts receivable become ineligible, as defined in the Agreement. The availability will also decrease if sales of the P1500 projector do not occur or if such sales do occur but the lender does not allow the Company to immediately borrow against them, as set forth in the Agreement. As of the date of this filing, no amounts have been borrowed under the Agreement, although $600 thousand has been reserved to secure two stand by letters of credit. This availability combined with cash of $751 thousand is funding current operations. As of November 13, 1998, the Company had not borrowed against the line of credit and all availability generated from accounts receivable was being used to secure the letters of credit. One such letter of credit is in favor of a key supplier of parts used in the P1500 projector.

The Company has only used its available line to secure stand by letters of credit and has not drawn on the line since its inception on February 23, 1998. However, in future quarters, management believes that initial purchases of inventory components to be used in the Company's new P1500 projector will require the Company to draw on the line of credit. As a result, during the remainder of 1998 and in 1999, the Company's short term borrowing needs could exceed its availability under its line of credit, due to production delays of the P1500 projector and/or delays in receiving approval from the Company's lender allowing borrowing against initial P1500 sales, as defined in the Agreement. The Company's cash availability to fund operations also may be adversely affected by declining levels of older inventory which have historically funded current operations; and the inability to predict the timing of collections, inventory deliveries and payments with absolute certainty.

In order to prepare for a potential shortfall in short term capital, subsequent to September 30, 1998 management implemented a cost reduction plan. Although the Company has taken these measures, there can be no assurance that short term capital will be sufficient to fund operations.

Year 2000 Compliance

Management has a Year 2000 Remediation Plan ("Plan") in order to mitigate the risk of Year 2000 compliance issues. The Plan addresses Year 2000 issues relating to the Company's financial and operational systems and supplier compliance. To date, remediation efforts under the Plan have consisted of reviewing all Company software and hardware for Year 2000 compliance. The Company has assessed the impact of Year 2000 compliance as it relates to the Company's products and tooling used to manufacture these products and believes the impact is minimal. The Company has not yet assessed the Year 2000 readiness of its major suppliers and customers, but will begin doing so in early 1999. To remedy certain non-proprietary software which has been identified as non-compliant, the Company plans to purchase routine software upgrades during 1999 which are expected to bring such software into compliance. The cost of such upgrades is estimated to be between $200,000 and $300,000.

The Company does not intend to acquire the above described software until its liquidity position improves. There can be no assurance that the Company's liquidity position will improve. There can also be no assurance that management has identified all Year 2000 compliance issues; that software upgrades supplied by vendors will be compliant, or that software upgrades can be completed on schedule and within estimated costs.

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

During 1998, the Company encountered technical difficulties which delayed the release of its new P1500 projector. Other technical difficulties, as well as component unavailability or other unforeseen problems could delay the production and sale of the P1500 in future quarters, as could new, unforeseen technical or manufacturing difficulties.

Management believes that initial purchases of inventory components to be used in its new P1500 projector will require the Company to draw on its line of credit. The Company's short-term borrowing needs could exceed its availability under the line of credit, which is reduced by two stand by letters of credit. (See Liquidity and Capital Resources.)

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

The Company is now entering new markets in which it has not previously competed. The P1500 projector is the first product in the Professional Series developed by the Company for sale into these new markets. Management has devoted all product development resources of the Company on the new series, and the success of the Company is largely dependent on successful launch and market acceptance of the series in the new markets.

The Company's new products in development are based on single source components, and unknown circumstances outside the Company's control could affect availability of critical components.

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

The Company is continuing its efforts to reduce inventory levels and sell older inventory. Price reductions of certain of the Company's older products have resulted in lower gross margins and lower revenues. This trend is likely to continue until the Company begins significant sales of the P1500, as older inventory continues to be liquidated and as the current products become less attractive in the market place due to the introduction of new products by the Company or its competitors. The Company has depleted most of its older inventory and will not have a significant supply of new products to sell until the P1500 is available for distribution.

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

The Nasdaq Stock Market instituted new initial and continued listing requirements, effective February 23, 1998, and the Company was notified that it was not in compliance with certain of the continued listing requirements for the Nasdaq National Market. The Company was unsuccessful in its appeal to remain on the National Market System, and moved to the Nasdaq SmallCap Market on October 2, 1998. The Company must achieve a minimum closing bid price of $1.00 for 10 consecutive trading days prior to January 4, 1999, or it will be delisted from the SmallCap Market. There can be no assurance that the Company will be able to achieve the required closing bid price to remain on the Nasdaq SmallCap Market.

The Company has a Year 2000 Remediation Plan ("Plan") in order to mitigate the risk of Year 2000 compliance issues. The Company does not intend to purchase software or incur other significant expense until its liquidity position improves. There can be no assurance that the Company's liquidity position will improve. There can also be no assurance that management has identified all Year 2000 compliance issues; that software upgrades supplied by vendors will be compliant, or that software upgrades can be completed on schedule and within estimated costs.

PART II.          OTHER INFORMATION

         Item 4.           Submission of Matters to a Vote of Security Holders

nVIEW Corporation held its 1998 Annual Meeting of Shareholders on July 16, 1998. At the Annual Meeting, the following matters were acted upon by shareholders.

1. Election of directors. The following persons were elected as directors of the Company to serve a one year term, with the votes For and Withheld indicated below:


DIRECTOR                                 FOR                       WITHHELD
Stephen C. Adams                      5,906,491                     83,450
Edgar M. Cortright                    5,906,491                     83,450
Angelo Guastaferro                    5,893,791                     96,150
Grant T. Hollett, Jr.                 5,896,656                     93,285
Joseph G. Morone                      5,898,091                     91,850
Barry Todd                            5,894,791                     95,150
James H. Vogeley                      5,899,391                     90,550

2.       Ratification of KPMG Peat Marwick LLP as independent auditors for 1998.


    FOR            AGAINST        ABSTAIN           BROKER NON-VOTES
 5,967,341         18,950         3,650                      0

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 1998


                                         nVIEW CORPORATION

                                         By: /s/ Jerry W. Stubblefield
                                         ---------------------------------------
                                             Jerry W. Stubblefield
                                             President, Chief Executive Officer,
                                             Chief Financial Officer